Form 10-Q
period 1994-12-31
MOBILE GAS SERVICE CORP
filed 1995-02-14
CIK 67212

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended December 31, 1994 Commission File No. 0-234



                          MOBILE GAS SERVICE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Alabama                                     63-0142930
   ----------------------------------------------------------------------
   (State or other jurisdiction of                    I.R.S. Employer
   incorporation or organization)                     Identification No.)

              2828 Dauphin Street, Mobile, Alabama          36606
           ----------------------------------------------------------
              (Address of principal executive office)      (Zip Code)

      Registrant's telephone number, including area code   205-476-2720


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X    No
                                  ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report. Common Stock ($2.50 par value) outstanding - 3,204,116 shares.


                      Total pages in this report    12

                           Exhibit index on Page 11

                         MOBILE GAS SERVICE CORPORATION



                                     INDEX



                                                                                  Page No.
                                                                                  --------
PART I.  Financial Information:

                 Consolidated Balance Sheets - December 31,
                 1994 and 1993 and September 30, 1994                                3 - 4


                 Consolidated Statements of Income - Three and
                 Twelve Months Ended December 31, 1994 and 1993                        5


                 Consolidated Statements of Retained Earnings -
                 Three and Twelve Months Ended December 31, 1994
                 and 1993                                                              6


                 Consolidated Statements of Cash Flows - Three
                 Months Ended December 31, 1994 and 1993                               6


                 Notes to Consolidated Financial Statements                            7


                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                       8 - 9



PART II.         Other Information                                                    10


Exhibit Index                                                                         11

                         PART I.  FINANCIAL INFORMATION


                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                               December 31,          September 30,
Assets                                                     1994            1993           1994
                                                         -----------------------------------------
                                                                (Unaudited)
Property, Plant, and Equipment - At Cost                 $139,071        $100,274       $136,592
  Less Accumulated Depreciation and Amortization           29,412          27,305         28,657
                                                         --------        --------       --------
    Net Property, Plant, and Equipment in Service         109,659          72,969        107,935

Construction Work in Progress                               3,124          15,092          1,154
                                                         --------        --------       --------

      Total Property, Plant, and Equipment                112,783          88,061        109,089
                                                         --------        --------       --------


Current Assets:
  Cash and Cash Equivalents                                   409           4,891          4,045
  Temporary Investments (At Cost Which
   Approximates Market)                                                     8,400          1,900
  Special Deposits                                                                         1,717
  Receivables:
    Gas                                                     4,424           6,463          2,484
    Merchandise                                             1,631           1,638          1,611
    Other                                                     251             240            240
    Less Allowance for Doubtful Accounts                     (261)           (203)          (215)
  Materials, Supplies, and Merchandise (At Avg. Cost)         828             866            978
  Gas Stored Underground for Current Use (At Avg. Cost)     1,725                            896
  Deferred Gas Costs                                          819           1,487            195
  Deferred Income Taxes                                     2,275           1,074          2,408
  Prepayments                                                 912             862          1,178
                                                         --------        --------       --------


        Total Current Assets                               13,013          25,718         17,437
                                                         --------        --------       --------


Regulatory Asset                                            1,712           1,899          1,736
                                                         --------        --------       --------


Merchandise Receivables Due After One Year                  4,767           3,632          4,365
                                                         --------        --------       --------


Deferred Charges                                            1,892           1,965          1,902
                                                         --------        --------       --------


            Total                                        $134,167        $121,275       $134,529
                                                         ========        ========       ========




See Accompanying Notes to Consolidated Financial Statements.

 (In Thousands Except Share Data)


                                                         December 31,           September 30,
Liabilities                                          1994            1993           1994
                                                   ------------------------     -------------
                                                         (Unaudited)
Capitalization:
  Stockholders' Equity
    Common Stock, $2.50 Par Value
     (Authorized 4,000,000 Shares;
     Outstanding: December 1994 -
      3,204,000 Shares; December 1993 -
      2,737,000 Shares; September 1994 -
      3,202,000 Shares)                            $  8,010        $  6,843         $  8,005
    Capital in Excess of Par Value                    9,001             676            8,962
    Retained Earnings                                27,191          26,179           27,284
                                                   --------        --------         --------
         Total Stockholders' Equity                  44,202          33,698           44,251
  Minority Interest in Consolidated Subsidiary        1,889             598            1,835
  Long-Term Debt (Less Current Maturities)           58,420          59,796           59,047
                                                   --------        --------         --------
            Total Capitalization                    104,511          94,092          105,133
                                                   --------        --------         --------

Current Liabilities:
  Long-Term Debt Due Within One Year                  1,376           1,053            1,369
  Notes Payable                                       2,500
  Accounts Payable                                    3,295           5,084            3,236
  Take-or-Pay Costs                                     950             788            1,150
  Dividends Declared                                    833             684              833
  Customer Deposits                                   1,484           1,508            1,549
  Taxes Accrued                                       2,023           2,177            2,207
  Interest Accrued                                    1,541           1,555            1,698
  Deferred Purchased Gas Adjustment                   3,335           1,282            3,085
  Other Liabilities                                   1,672           1,612            1,777
                                                   --------        --------         --------
            Total Current Liabilities                19,009          15,743           16,904
                                                   --------        --------         --------

Accrued Pension Cost                                  1,552           1,379            1,507
Accrued Postretirement Benefit Cost                   1,682           1,595            1,652
Accumulated Deferred Income Taxes                     6,898           6,182            6,753
Accumulated Deferred Investment Tax Credits             515             539              521
Other Liabilities                                                     1,745            2,059
                                                   --------        --------         --------

                 Total                             $134,167        $121,275         $134,529
                                                   ========        ========         ========



See Accompanying Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                    Three Months              Twelve Months
                                                 Ended December 31,        Ended December 31,
                                                --------------------      --------------------
                                                  1994       1993           1994         1993
                                                -------     -------       -------      --------
Operating Revenues
  Gas Revenues                                  $12,829     $16,407       $56,892       $56,844
  Merchandise Sales and Jobbing                     955         813         2,966         2,524
                                                -------     -------       -------       -------
     Total Operating Revenues                    13,784      17,220        59,858        59,368
                                                -------     -------       -------       -------
Operating Expenses
  Cost of Gas                                     3,850       7,290        21,811        24,016
  Cost of Merchandise and Jobbing                   728         616         2,310         1,952
  Operations                                      4,014       3,795        15,132        14,106
  Maintenance                                       373         280         1,583         1,249
  Depreciation                                    1,266         980         4,298         3,615
  Taxes, Other Than Income Taxes                  1,149       1,171         4,579         4,262
                                                -------     -------       -------       -------
        Total Operating Expenses                 11,380      14,132        49,713        49,200
                                                -------     -------       -------       -------

Operating Income                                  2,404       3,088        10,145        10,168
                                                -------     -------       -------       -------

Other Income and (Expense)
  Interest Expense                               (1,348)     (1,276)       (5,490)       (4,470)
  Allowance for Borrowed Funds Used
   During Construction                               19         413         1,610         1,331
  Interest Income                                   162         166           555           867
  Minority Interest                                 (84)        (77)         (292)         (251)
                                                -------     -------       -------       -------
     Total Other Income (Expense)                (1,251)       (774)       (3,617)       (2,523)
                                                -------     -------       -------       -------

Income Before Income Taxes                        1,153       2,314         6,528         7,645
                                                -------     -------       -------       -------

  Income Taxes                                      413         756         2,453         2,609
                                                -------     -------       -------       -------

Net Income                                          740       1,558         4,075         5,036
Preferred Stock Dividend Requirements                             5                          27
                                                -------     -------       -------       -------

Earnings Applicable to Common Stock                $740      $1,553        $4,075        $5,009
                                                =======     =======       =======       =======

Earnings Per Share of Common Stock                $0.23       $0.57         $1.42         $1.83
                                                =======     =======       =======       =======

Cash Dividends Per Share of Common Stock          $0.26       $0.25         $1.03         $0.98
                                                =======     =======       =======       =======

Average Common Shares Outstanding                 3,204       2,737         2,869         2,735
                                                =======     =======       =======       =======



See Accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (Unaudited)
                                (In Thousands)

                                                           Three Months             Twelve Months
                                                        Ended December 31,        Ended December 31,
                                                      ---------------------      --------------------
                                                       1994          1993         1994         1993
                                                      -------       -------      -------      -------
Balance at Beginning of Period                        $27,284       $25,352      $26,179      $23,891
Net Income for Period                                     740         1,558        4,075        5,036
                                                      -------       -------      -------      -------
     Total                                             28,024        26,910       30,254       28,927
Less:  Dividends                                          833           689        3,063        2,706
          Premium on Redemption of Preferred Stock                       42                        42
                                                      -------       -------      -------      -------
Balance at End of Period                              $27,191       $26,179      $27,191      $26,179
                                                      =======       =======      =======      =======



                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                        Three Months
                                                                     Ended December 31,
                                                                    --------------------
                                                                      1994         1993
                                                                    -------       ------
Cash Flows from Operating Activities:
  Net Cash Provided by (Used In) Operating Activities               ($1,626)      $4,416
                                                                    -------       ------

Cash Flows From Investing Activities:
    Capital Expenditures                                             (5,002)      (5,275)
    Net Change in Temporary Investments                               1,900        4,500
                                                                    -------       ------

  Net Cash Used in Investing Activities                              (3,102)        (775)
                                                                    -------       ------

Cash Flows From Financing Activities:
  Repayment of Debts                                                   (620)      (1,115)
  Short-Term Borrowings, Net                                          2,500
  Payment of Dividends, Net of Dividend Reinvestment                   (788)        (648)
  Redemption of Preferred Stock                                                     (642)
                                                                    -------       ------

  Net Cash Provided by (Used In) Financing Activities                 1,092       (2,405)
                                                                    -------       ------

Net Increase (Decrease) in Cash and Cash Equivalents                 (3,636)       1,236
                                                                    -------       ------

Cash & Cash Equivalents at Beginning of Period                        4,045        3,655
                                                                    -------       ------
Cash & Cash Equivalents at End of Period                               $409       $4,891
                                                                    =======       ======


See Accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated financial statements include the accounts of Mobile Gas Service Corporation, its wholly-owned subsidiaries, MGS Energy Services, Inc., MGS Storage Services, Inc., MGS Marketing Services, Inc. its 87.5% owned partnership, Bay Gas Storage Company, Ltd. (Bay Gas), and its 51% owned partnership, Southern Gas Transmission Company (collectively the "Company"). Minority interest represents the respective other owner's proportionate share of the equity of Bay Gas and Southern Gas Transmission Company. All significant intercompany balances and transactions have been eliminated.

Note 2. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three month periods ended December 31, 1994 and 1993 are not indicative of the results to be expected for the full year.

Note 3. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made and are of a recurring nature. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Mobile Gas Service Corporation (Mobile Gas), an investor owned natural gas utility incorporated under the laws of the State of Alabama, is engaged principally in the distribution of natural gas to customers in Southwest Alabama. Mobile Gas serves nearly 100,000 residential, commercial, and industrial customers. Gas deliveries to these customers are regulated by the Alabama Public Service Commission (APSC).

         Bay Gas Storage Company, Ltd. ("Bay Gas") is a limited partnership in which MGS Storage Services, Inc., a wholly owned subsidiary of Mobile Gas, is general partner and 87.5% owner. Bay Gas developed and constructed an underground cavern for the storage of natural gas which commenced operations in September 1994. Bay Gas is a separate utility with rates independently regulated by the APSC for intrastate contracts and by the Federal Energy Regulatory Commission on a market-based rate basis for interstate contracts.

         Unregulated operations include the sale and financing of gas appliances, jobbing work, and contract and consulting work for utilities and industrial customers.

FINANCIAL CONDITION

         Normal cash requirements in the first quarter of the fiscal year have been met through internally generated funds, the reduction of cash equivalents and short-term bank borrowings. Funds for the Company's working capital needs in the near future are expected to come from internal cash generation and drawings upon the Company's unused lines of credit totaling $8.4 million at December 31, 1994.

RESULTS OF OPERATIONS

         Earnings applicable to common stock for the three months ended December 31, 1994 and 1993 amounted to $740,000 and $1,553,000, respectively. Earnings during the twelve months ended December 31, 1994 and 1993 were $4,075,000 and $5,009,000, respectively. The decrease in earnings resulted primarily from warmer weather.

         Operating revenues decreased 20% for the three months ended December 31, 1994 when compared to the corresponding period in 1993. This decrease is primarily due to the effect of weather which was 46% warmer than the three months ended December 31, 1993 and 33% warmer than normal. Volumes sold and delivered to temperature sensitive customers during the three months ended December 31, 1994 decreased 29% from the same period last year.

         Operating revenues for the twelve months ended December 31, 1994 increased less than 1% when compared to revenues for the twelve months ended December 31, 1993. Weather during the twelve months ended December 31, 1994 was 20% warmer than the same period last year and 14% warmer than normal. Overall volumes delivered to temperature sensitive customers during the twelve months ended December 31, 1994 remained virtually unchanged from the prior twelve month period. The decrease in volumes delivered to temperature sensitive customers as a result of warmer weather was offset by the effect of a full twelve months of deliveries to such customers acquired from the Utilities Board of the Town of Citronelle in May 1993.

         Revenue from merchandise sales and jobbing increased 18% for the three months and twelve months ended December 31, 1994 compared to the same periods in 1993 as a result of increased sales volumes.

         Changes in the cost of gas for the three and twelve months ended December 31, 1994 were due in part to the same factors affecting revenues. The Company has traditionally relied on interstate pipelines for its firm gas supply with a fee paid to the pipelines to assure that a certain amount of gas supply would be available during peak demand periods. With the commencement of operations of Bay Gas, the Company has reduced the cost of gas paid to others for such peaking service. However, while cost of gas has decreased, depreciation expense and interest expense related to the new storage facilities have increased.

         Cost of merchandise and jobbing increased 18% for the three and twelve months ended December 31, 1994 when compared to the same periods ended December 31, 1993 as a result of the increased sales volume.

         Operations and maintenance expenses, in the aggregate, increased 8% and 9% for the three and twelve month periods ended December 31, 1994 as a result of the commencement of operations of Bay Gas and additional sales and special promotions expenses.

         Depreciation expense increased 29% and 19% for the three and twelve months ended December 31, 1994. Increases were due to continued growth in depreciable plant in service as a result of the Bay Gas operations and the acquisition of certain assets acquired from the Utilities Board of the Town of Citronelle in May 1993.

         Taxes, other than income taxes, consist primarily of state and local taxes which are based on gross revenues and fluctuate accordingly. These taxes are passed through to customers and thus do not impact the Company's net income.

        As a result of the commencement of operations of Bay Gas on September 12, 1994, interest related to the long term debt of Bay Gas is no longer capitalized. Such capitalized interest was previously reflected in the allowance for borrowed funds used during construction which had the effect of reducing interest expense. Thus, the increase in net interest expense of $466,000, or 54%, for the three months ended December 31, 1994 is due to the commencement of operations of Bay Gas. Net interest expense for the twelve months ended December 31, 1994 increased $741,000, or 24%, when compared to the twelve month period ended December 31, 1993. Such increase is due to the commencement of operations of Bay Gas, the issuance of $12 million of 7.48% Series First Mortgage Bonds in July 1993 and the issuance of a 20 year, $4.2 million, 9% unsecured note payable to the Utilities Board of the Town of Citronelle in May 1993.

         Income tax expense changed primarily in relation to changes in pre-tax income for the periods ended December 31, 1994.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - - -----------------------------------------

         (a)     Exhibits

                 Exhibit No.
                    10(k)-2       Amendment to Amended and Restated Supplemental Deferred Compensation Agreement dated
                                  January 27, 1995 between the Company and Walter L. Hovell (incorporated by reference to Exhibit 10(k)-2 to Form 8-K Current Report filed February 9, 1995)

                    10(y)         Consulting Agreement dated January 27, 1995 between the Company and Walter L. Hovell
                                  (incorporated by reference to Exhibit 10(y) to Form 8-K Current Report filed February
                                  9, 1995)

                    10(z)         Mobile Gas Service Corporation Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 10(z) to Form 8-K Current Report filed February 9, 1995)

                    27            Financial Data Schedule

         (b)     Reports on Form 8-K
                 -------------------

                 During the quarter for which this report is filed, the Company filed one report on Form 8-K.

         Date of Report                    Items Reported                    Financial Statement
         --------------                    --------------                    -------------------
October 7, 1994 (filed                     Item 5, reporting letter                     None
November 2, 1994)                          containing terms of
                                           employment of John S.
                                           Davis, Executive Vice
                                           President and Chief
                                           Operating Officer of the
                                           Company

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MOBILE GAS SERVICE CORPORATION
                                              ---------------------------------
                                                         (Registrant)

Date      February 14, 1995                            /s/ John S. Davis
     -------------------------                ---------------------------------
                                                           John S. Davis
                                                           President and
                                                      Chief Executive Officer

Date      February 14, 1995                         /s/ Charles P. Huffman
     -------------------------                ---------------------------------
                                                        Charles P. Huffman
                                                Vice President, Chief Financial
                                                      Officer, and Treasurer

                                 EXHIBIT INDEX


         Exhibit No.                                                                                                        Page No.
         -----------                                                                                                        --------
            10(k)-2       Amendment to Amended and Restated Supplemental Deferred Compensation Agreement dated January
                          27, 1995 between the Company and Walter L. Hovell (incorporated by reference to Exhibit 10(k)-2 to Form 8-K Current Report filed February 9, 1995)

            10(y)         Consulting Agreement dated January 27, 1995 between the Company and Walter L. Hovell
                          (incorporated by reference to Exhibit 10(y) to Form 8-K Current Report filed February 9, 1995)

            10(z)         Mobile Gas Service Corporation Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 10(z) to Form 8-K Current Report filed February 9, 1995)

            27            Financial Data Schedule                                                                              12