Form 10-Q
period 1995-03-31
MOBILE GAS SERVICE CORP
filed 1995-05-15
CIK 67212

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                   Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



           For Quarter Ended March 31, 1995 Commission File No. 0-234
                             --------------                     -----


                          MOBILE GAS SERVICE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                      Alabama                        63-0142930
           ----------------------------------------------------------
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)



              2828 Dauphin Street, Mobile, Alabama          36606
           ----------------------------------------------------------
              (Address of principal executive office)      (Zip Code)


      Registrant's telephone number, including area code   205-476-2720
                                                         --------------

                                    No Change
             ---------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report



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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report. Common Stock (2.50 par value) outstanding - 3,206,502 shares.


                      Total pages in this report    12
                                                  ------

                         MOBILE GAS SERVICE CORPORATION



                                     INDEX



                                                                                   Page No.
                                                                                   --------
PART I.  Financial Information:

         Consolidated Balance Sheets - March 31,
         1995 and 1994 and September 30, 1994                                        3 - 4


         Consolidated Statements of Income - Three, Six,
         and Twelve Months Ended March 31, 1995 and 1994                               5


         Consolidated Statements of Retained Earnings -
         Three, Six, and Twelve Months Ended March 31, 1995
         and 1994                                                                      6


         Consolidated Statements of Cash Flows - Six
         Months Ended March 31, 1995 and 1994                                          6


         Notes to Consolidated Financial Statements                                    7


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                               8 - 9



PART II. Other Information                                                            10

Exhibit Index                                                                         11



                         PART I.  FINANCIAL INFORMATION


                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    March 31,          September 30,
Assets                                                       1995            1994           1994
                                                           ------------------------    -------------
                                                                     (Unaudited)
Property, Plant, and Equipment - At Cost                   $142,942        $100,558       $136,592
  Less Accumulated Depreciation and Amortization             30,226          28,165         28,657
                                                           --------        --------       --------
    Net Property, Plant, and Equipment in Service           112,716          72,393        107,935

Construction Work in Progress                                   974          22,526          1,154
                                                           --------        --------       --------

      Total Property, Plant, and Equipment                  113,690          94,919        109,089
                                                           --------        --------       --------


Current Assets:
  Cash and Cash Equivalents                                   1,736           7,670          4,045
  Temporary Investments (at cost which
   approximates market)                                                       2,950          1,900
  Special Deposits                                                                           1,717
  Receivables:
    Gas                                                       4,814           5,164          2,484
    Merchandise                                               1,673           1,620          1,611
    Other                                                       388             398            255
    Less Allowance for Doubtful Accounts                       (280)           (268)          (215)
  Materials, Supplies, and Merchandise (at avg. cost)         1,142           1,001            978
  Gas Stored Underground for Current Use (at avg. cost)         778                            896
  Deferred Gas Costs                                            366             597            195
  Deferred Income Taxes                                       3,438           2,039          2,408
  Prepayments                                                   697             652          1,163
                                                           --------        --------       --------

        Total Current Assets                                 14,752          21,823         17,437
                                                           --------        --------       --------

Regulatory Asset                                              1,688           1,899          1,736
                                                           --------        --------       --------

Merchandise Receivables Due After One Year                    4,991           3,706          4,365
                                                           --------        --------       --------

Deferred Charges                                              1,582           2,018          1,902
                                                           --------        --------       --------

            Total                                          $136,703        $124,365       $134,529
                                                           ========        ========       ========



See accompanying Notes to Consolidated Financial Statements.

                      (In Thousands, Except Share Data)


                                                              March 31,           September 30,
Capitalization and Liabilities                         1995            1994           1994
                                                     ------------------------     -------------
                                                             (Unaudited)
Capitalization:
  Stockholders' Equity
    Common Stock, $2.50 Par Value
     (Authorized 4,000,000 Shares;
     Outstanding: March, 1995 -
     3,207,000 Shares; March, 1994 -
     2,739,000 Shares; September, 1994 -
     3,202,000 Shares)                               $  8,016        $  6,847         $  8,005
    Capital in Excess of Par Value                      9,041             715            8,962
    Retained Earnings                                  29,150          28,734           27,284
                                                     --------        --------         --------
         Total Stockholders' Equity                    46,207          36,296           44,251
  Minority Interest in Consolidated Subsidiary          1,927             621            1,835
  Long-Term Debt (Less Current Maturities)             58,007          59,673           59,047
                                                     --------        --------         --------
            Total Capitalization                      106,141          96,590          105,133
                                                     --------        --------         --------

Current Liabilities:
  Long-Term Debt Due Within One Year                    1,666           1,060            1,369
  Notes Payable                                           900
  Accounts Payable                                      1,692           2,910            3,236
  Take or Pay Costs                                                       716            1,150
  Dividends Declared                                      833             685              833
  Customer Deposits                                     1,539           1,535            1,549
  Taxes Accrued                                         3,744           3,153            2,207
  Interest Accrued                                      1,819           1,840            1,698
  Overcollected  Costs                                  5,596           2,434            3,085
  Other Liabilities                                     1,978           1,645            1,777
                                                     --------        --------         --------
            Total Current Liabilities                  19,767          15,978           16,904
                                                     --------        --------         --------

Accrued Postretirement Benefit Cost                     1,597           1,424            1,507
Accrued Pension Cost                                    1,708           1,654            1,652
Accumulated Deferred Income Taxes                       6,981           6,357            6,753
Accumulated Deferred Investment Tax Credits               509             533              521
Other Liabilities                                                       1,829            2,059
                                                     --------        --------         --------

                 Total                               $136,703        $124,365         $134,529
                                                     ========        ========         ========

See accompanying Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                       Three Months          Six Months          Twelve Months
                                      Ended March 31,      Ended March 31,      Ended March 31,
                                     -----------------    -----------------   ------------------
                                      1995      1994       1995      1994      1995       1994
                                     -------   -------    -------   -------   -------    -------
Operating Revenues
  Gas Revenues                       $22,505   $24,118    $35,334   $40,526   $55,278    $61,317
  Merchandise Sales and Jobbing          651       619      1,605     1,432     2,998      2,618
                                     -------   -------    -------   -------   -------    -------
     Total Operating Revenues         23,156    24,737     36,939    41,958    58,276     63,935
                                     -------   -------    -------   -------   -------    -------

Operating Expenses
  Cost of Gas                          9,299    11,524     13,150    18,813    19,587     26,596
  Cost of Merchandise and Jobbing        487       500      1,216     1,115     2,298      2,015
  Operations                           4,265     3,792      8,279     7,587    15,604     14,716
  Maintenance                            335       368        707       649     1,549      1,317
  Depreciation                         1,278       981      2,543     1,961     4,595      3,763
  Taxes, Other Than Income Taxes       1,675     1,632      2,824     2,804     4,621      4,557
                                     -------   -------    -------   -------   -------    -------
        Total Operating Expenses      17,339    18,797     28,719    32,929    48,254     52,964
                                     -------   -------    -------   -------   -------    -------

Operating Income                       5,817     5,940      8,220     9,029    10,022     10,971
                                     -------   -------    -------   -------   -------    -------

Other Income and (Expense)
  Interest Expense                    (1,424)   (1,310)    (2,772)   (2,586)   (5,605)    (4,901)
  Allowance for Borrowed Funds Used
   During Construction                    29       459         48       871     1,180      1,571
  Interest Income                        184       137        346       303       601        896
  Minority Interest                      (85)      (68)      (169)     (145)     (308)      (256)
                                     -------   -------    -------   -------   -------    -------
     Total Other Income (Expense)     (1,296)     (782)    (2,547)   (1,557)   (4,132)    (2,690)
                                     -------   -------    -------   -------   -------    -------

Income Before Income Taxes             4,521     5,158      5,673     7,472     5,890      8,281
                                     -------   -------    -------   -------   -------    -------

  Income Taxes                         1,729     1,918      2,141     2,674     2,263      2,927
                                     -------   -------    -------   -------   -------    -------

Net Income                             2,792     3,240      3,532     4,798     3,627      5,354
Preferred Stock Div. Requirements                                         5                   20
                                     -------   -------    -------   -------   -------    -------

Earnings Applicable to Common Stock   $2,792    $3,240     $3,532    $4,793    $3,627     $5,334
                                     =======   =======    =======   =======   =======    =======

Earnings Per Share of Common Stock     $0.87     $1.18      $1.10     $1.75     $1.21      $1.95
                                     =======   =======    =======   =======   =======    =======

Cash Div. Per Share of Common Stock    $0.26     $0.25      $0.52     $0.50     $1.04      $1.00
                                     =======   =======    =======   =======   =======    =======

Average Common Shares Outstanding      3,207     2,739      3,205     2,738     2,986      2,736
                                     =======   =======    =======   =======   =======    =======



See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (Unaudited)
                                 (In Thousands)

                                             Three Months       Six Months        Twelve Months
                                            Ended March 31,   Ended March 31,    Ended March 31,
                                           ----------------  ----------------   -----------------
                                             1995     1994     1995     1994      1995      1994
                                           -------  -------  -------  -------   -------   -------
Balance at Beginning of Period             $27,191  $26,179  $27,284  $25,352   $28,734   $26,179
Net Income for Period                        2,792    3,240    3,532    4,798     3,627     5,354
                                           -------  -------  -------  -------   -------   -------
     Total                                  29,983   29,419   30,816   30,150    32,361    31,533
Less:  Dividends                               833      685    1,666    1,374     3,211     2,757
          Premium on Redemption of
              Preferred Stock                                              42                  42
                                           -------  -------  -------  -------   -------   -------
Balance at End of Period                   $29,150  $28,734  $29,150  $28,734   $29,150   $28,734
                                           =======  =======  =======  =======   =======   =======



                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                      Six Months
                                                                    Ended March 31,
                                                              -------------------------
                                                               1995              1994
                                                              ------            -------
Cash Flows from Operating Activities:
  Net Cash Provided by Operating Activities                   $4,408            $10,379
                                                              ------            -------

Cash Flows From Investing Activities:
    Capital Expenditures                                      (7,198)           (13,149)
    Decrease in Temporary Investments                          1,900              9,950
                                                              ------            -------

  Net Cash Used in Investing Activities                       (5,298)            (3,199)
                                                              ------            -------

Cash Flows From Financing Activities:
  Repayment of Debts                                            (743)            (1,232)
  Short-Term Borrowings, Net                                     900
  Payment of Dividends, Net of Dividend Reinvestment          (1,576)            (1,291)
  Redemption of Preferred Stock                                                    (642)
                                                              ------            -------

  Net Cash Provided by (Used In) Financing Activities         (1,419)            (3,165)
                                                              ------            -------

Net Increase (Decrease) in Cash and Cash Equivalents          (2,309)             4,015
                                                              ------            -------

Cash & Cash Equivalents at Beginning of Period                 4,045              3,655
                                                              ------            -------

Cash & Cash Equivalents at End of Period                      $1,736             $7,670
                                                              ======            =======


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

Note 2. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three and six month periods ended March 31, 1995 and 1994 are not indicative of the results to be expected for the full year.

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

         Bay Gas Storage Company, Ltd. (Bay Gas) is a limited partnership in which MGS Storage Services, Inc., a wholly owned subsidiary of Mobile Gas, is general partner and 87.5% owner. Bay Gas developed and constructed an underground cavern for the storage of natural gas which commenced operations in September 1994. Bay Gas is a separate utility with rates independently regulated by the APSC for intrastate contracts and by the Federal Energy Regulatory Commission at market-based rates for interstate contracts.

         Unregulated operations include the sale and financing of gas appliances, jobbing work, and contract and consulting work for utilities and industrial customers.


FINANCIAL CONDITION

         Normal cash requirements in the second quarter of the fiscal year have been met through internally generated funds. Funds for the Company's working capital needs in the near future are expected to come from internal cash generation and drawings upon the Company's unused lines of credit totaling $10 million at March 31, 1995.


RESULTS OF OPERATIONS

         Earnings applicable to common stock for the three, six and twelve month periods ended March 31, 1995 were, respectively, $2,792,000, $3,532,000, and $3,627,000. The figures for the same periods a year ago were $3,240,000, $4,793,000, and $5,334,000. The decrease in earnings resulted primarily from warmer weather.

         Operating revenues decreased 6%, 12%, and 9%, respectively, for the three, six and twelve month periods ended March 31, 1995, when compared to the corresponding periods of the preceding year. Decreased gas revenues for these periods were due to warmer weather which affects our temperature sensitive customers. Based on heating degree days billed, temperature in our service area during the three, six and twelve months ended March 31, 1995, respectively, was 13%, 28% and 30% warmer than same periods last year and 16%, 22% and 22% warmer than normal. As a result, volumes of gas sold and delivered to temperature sensitive customers decreased 10%, 17% and 14% during these periods as compared to last year.

         Merchandise and jobbing revenues increased for all three periods ended March 31, 1995 due to increased sales volumes. The cost of merchandise and jobbing for the six and twelve months ended March 31, 1995 increased as a result of the increased sales volumes. Manufacturers' rebates received during the three months ended March 31, 1995 decreased cost of merchandise and jobbing compared to the same period in the prior year despite increased sales volumes during the current year three month period.

         Changes in the cost of gas for the three, six and twelve month periods ended March 31, 1995 were due in part to the same factors affecting gas revenues. The Company has traditionally relied on interstate pipelines for its firm gas supply with a fee paid to the pipelines to assure that a certain amount of gas supply would be available during peak demand periods. With the commencement of operations of Bay Gas, the Company has reduced the cost of gas paid to others for such peaking service. However, while cost of gas has decreased, operations and maintenance expense, depreciation expense and interest expense related to the new storage facilities have increased.

         Operations and maintenance expense, in the aggregate, increased 11%, 9% and 7%, respectively, for the three, six and twelve month periods ended March 31, 1995. The commencement of operations of Bay Gas was the primary factor in these increases. Other factors were increases in employee benefits and administration and general expenses.

         Depreciation expense increased 30% for the three and six months ended March 31, 1995 and 22% for the twelve months ended March 31, 1995. Increases were due to continued growth in depreciable plant in service and a result of the commencement of Bay Gas operations.

         Taxes, other than income taxes, consist primarily of state and local taxes which are based on gross revenues and fluctuate accordingly. These taxes are passed through to customers and thus do not impact the Company's net income.

         Income tax expense changed primarily in relation to changes in pre-tax income for the periods ending March 31, 1994.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit No. 27  Financial Data Schedule

         (b)     Reports on Form 8-K

                 During the quarter for which this report is filed, the Company filed one report on Form 8-K.

      Date of Report              Items Reported Under Item 5       Financial Statement
      --------------              ---------------------------       -------------------
January 27, 1995 (filed           Retirement of Walter L.                    None
February 9, 1995)                 Hovell as President and
                                  Chief Executive Officer
                                  of the Company and election
                                  of John S. Davis to that
                                  position.

                                  Entering into an Amendment
                                  to Amended and Restated
                                  Supplemental Deferred
                                  Compensation Agreement dated
                                  January 27, 1995 and a
                                  Consulting Agreement dated
                                  January 27, 1995 between
                                  the Company and Walter L.
                                  Hovell.

                                  Adoption of new Bylaws of the
                                  Company and adopted Mobile
                                  Gas Service Corporation
                                  Non-Employee Directors
                                  Deferred Fee Plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MOBILE GAS SERVICE CORPORATION
                                                ------------------------------
                                                         (Registrant)



Date    May 15, 1995                               /s/ John S. Davis
- -----------------------------                   ------------------------------
                                                       John S. Davis
                                                         President



Date    May 15, 1995                               /s/ Charles P. Huffman
- -----------------------------                   ------------------------------
                                                       Charles P. Huffman
                                                            Treasurer

                                 EXHIBIT INDEX


Exhibit No.                                                    Page No.
- -----------                                                    --------

    27           Financial Data Schedule                          12