Form 10-Q
period 1995-06-30
MOBILE GAS SERVICE CORP
filed 1995-08-14
CIK 67212

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



                                   Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



           For Quarter Ended June 30, 1995 Commission File No. 0-234
                             --------                          -----


                          MOBILE GAS SERVICE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Alabama                                              63-0142930
--------------------------------------------------------------------------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                              Identification No.)



 2828 Dauphin Street, Mobile, Alabama                              36606
--------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)


      Registrant's telephone number, including area code   205-476-2720
                                                         -----------------------

                                    No Change
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report



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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report. Common Stock (2.50 par value) outstanding - 3,208,806 shares.


                      Total pages in this report    13
                                                   ----

                         MOBILE GAS SERVICE CORPORATION



                                     INDEX



                                                                                           Page No.
                                                                                           --------
PART I.  Financial Information:

         Consolidated Balance Sheets - June 30,
         1995 and 1994 and September 30, 1994                                                3 - 4

         Consolidated Statements of Income - Three, Nine,
         and Twelve Months Ended June 30, 1995 and 1994                                        5

         Consolidated Statements of Retained Earnings -
         Three, Nine, and Twelve Months Ended June 30, 1995
         and 1994                                                                              6

         Consolidated Statements of Cash Flows - Nine
         Months Ended June 30, 1995 and 1994                                                   6

         Notes to Consolidated Financial Statements                                            7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                       8 - 10


PART II. Other Information                                                                    11

Exhibit Index                                                                                 12


                        PART I.  FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In Thousands)

                                                                     June 30,                    September 30,
Assets                                                      1995                   1994               1994
                                                          -------------------------------           --------
Property, Plant, and Equipment - At Cost                  $142,765               $101,326           $136,592
  Less Accumulated Depreciation and Amortization            31,100                 28,403             28,657
                                                          --------               --------           --------
    Net Property, Plant, and Equipment in Service          111,665                 72,923            107,935

Construction Work in Progress                                2,327                 29,841              1,154
                                                          --------               --------           --------
      Total Property, Plant, and Equipment                 113,992                102,764            109,089
                                                          --------               --------           --------

Current Assets:
  Cash and Cash Equivalents                                    731                  2,838              4,045
  Temporary Investments (at cost which
   approximates market)                                                                                1,900
  Special Deposits                                                                                     1,717
  Receivables:
    Gas                                                      2,960                  2,658              2,484
    Merchandise                                              1,579                  1,705              1,611
    Other                                                      245                    187                240
    Less Allowance for Doubtful Accounts                      (217)                  (217)              (215)
  Refundable Income Taxes                                                                                 15
  Materials, Supplies, and Merchandise (at avg. cost)        1,041                  1,004                978
  Gas Stored Underground for Current Use (at avg. cost)      1,357                                       896
  Deferred Gas Costs                                           211                    250                195
  Deferred Income Taxes                                      3,721                  2,492              2,408
  Prepayments                                                1,246                  1,836              1,163
                                                          --------               --------           --------
        Total Current Assets                                12,874                 12,753             17,437
                                                          --------               --------           --------
Regulatory Asset                                             1,663                  1,815              1,736
                                                          --------               --------           --------
Merchandise Receivables Due After One Year                   5,188                  3,994              4,365
                                                          --------               --------           --------
Deferred Charges                                             1,666                  2,041              1,902
                                                          --------               --------           --------
            Total                                         $135,383               $123,367           $134,529
                                                          ========               ========           ========



See accompanying Notes to Consolidated Financial Statements.

                                  (Unaudited)
                       (In Thousands, Except Share Data )



                                                                 June 30,                     September 30,
Capitalization and Liabilities                         1995                   1994                1994
                                                     -------------------------------            --------
Capitalization:
  Stockholders' Equity
    Common Stock, $2.50 Par Value
    (Authorized 4,000,000 Shares;
    Outstanding: June, 1995 -
    3,209,000 Shares; June, 1994 -
    2,740,000 Shares; September, 1994 -
    3,202,000 Shares)                                   8,022                  6,851               8,005
    Capital in Excess of Par Value                      9,081                    753               8,962
    Retained Earnings                                  28,722                 28,362              27,284
                                                     --------               --------            --------
         Total Stockholders' Equity                    45,825                 35,966              44,251
  Minority Interest                                     1,962                    648               1,835
  Long Term Debt (Less Current Maturities)             57,463                 59,461              59,047
                                                     --------               --------            --------
            Total Capitalization                      105,250                 96,075             105,133
                                                     --------               --------            --------


Current Liabilities:
  Long-Term Debt Due Within One Year                    1,710                  1,074               1,369
  Accounts Payable                                      1,450                  1,816               3,236
  Take or Pay Costs                                                            1,252               1,150
  Dividends Declared                                      866                    713                 833
  Customer Deposits                                     1,549                  1,528               1,549
  Taxes Accrued                                         3,983                  3,014               2,207
  Interest Accrued                                      1,412                  1,421               1,698
  Overcollected  Costs                                  6,118                  2,718               3,085
  Other Liabilities                                     1,938                  1,713               1,777
                                                     --------               --------            --------
            Total Current Liabilities                  19,026                 15,249              16,904
                                                     --------               --------            --------

Accrued Pension Cost                                    1,642                  1,469               1,507
Accrued Postretirement Benefit Cost                     1,737                  1,708               1,652
Accumulated Deferred Income Taxes                       7,225                  6,431               6,753
Accumulated Deferred Investment Tax Credits               503                    527                 521
Other Liabilities                                                              1,908               2,059
                                                     --------               --------            --------

                 Total                               $135,383               $123,367            $134,529
                                                     ========               ========            ========

See accompanying Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                              Three Months                 Nine Months            Twelve Months
                                             Ended June 30,               Ended June 30,          Ended June 30,
                                         ---------------------        ---------------------    --------------------
                                           1995         1994            1995         1994        1995        1994
                                         --------     --------        --------     --------    --------    --------
Operating Revenues
  Gas Revenues                            $11,337      $10,792         $46,671      $51,317     $55,823     $60,680
  Merchandise Sales and Jobbing               702          703           2,308        2,135       2,998       2,715
                                         --------     --------        --------     --------    --------    --------
     Total Operating Revenues              12,039       11,495          48,979       53,452      58,821      63,395
                                         --------     --------        --------     --------    --------    --------

Operating Expenses
  Cost of Gas                               3,081        3,879          16,230       22,693      18,788      26,109
  Cost of Merchandise and Jobbing             568          538           1,784        1,653       2,327       2,112
  Operations                                3,673        3,560          11,951       11,147      15,718      14,904
  Maintenance                                 345          391           1,053        1,039       1,504       1,399
  Depreciation                              1,278          981           3,821        2,942       4,892       3,876
  Taxes, Other Than Income Taxes            1,061          904           3,886        3,708       4,778       4,540
                                         --------     --------        --------     --------    --------    --------
        Total Operating Expenses           10,006       10,253          38,725       43,182      48,007      52,940
                                         --------     --------        --------     --------    --------    --------

Operating Income                            2,033        1,242          10,254       10,270      10,814      10,455
                                         --------     --------        --------     --------    --------    --------

Other Income and (Expense)
  Interest Expense                         (1,346)      (1,343)         (4,118)      (3,930)     (5,608)     (5,219)
  Allowance for Borrowed Funds Used
   During Construction                          4          526              52        1,398         658       1,785
  Interest Income                              78          184             423          488         494         865
  Minority Interest                           (74)         (65)           (243)        (210)       (317)       (256)
                                         --------     --------        --------     --------    --------    --------
     Total Other (Expense)                 (1,338)        (698)         (3,886)      (2,254)     (4,773)     (2,825)
                                         --------     --------        --------     --------    --------    --------

Income Before Income Taxes                    695          544           6,368        8,016       6,041       7,630
                                         --------     --------        --------     --------    --------    --------
  Income Taxes                                256          203           2,397        2,877       2,316       2,699
                                         --------     --------        --------     --------    --------    --------
Net Income                                    439          341           3,971        5,139       3,725       4,931
Preferred Stock Div. Requirements                                                         5                      12
                                         --------     --------        --------     --------    --------    --------
Earnings Applicable to Common Stock           439          341           3,971        5,134       3,725       4,919
                                         ========     ========        ========     ========    ========    ========
Earnings Per Share of Common Stock          $0.14        $0.12           $1.24        $1.87       $1.20       $1.80
                                         ========     ========        ========     ========    ========    ========
Cash Div. Per Share of Common Stock         $0.27        $0.26           $0.79        $0.76       $1.05       $1.01
                                         ========     ========        ========     ========    ========    ========
Average Common Shares Outstanding           3,209        2,740           3,206        2,739       3,103       2,738
                                         ========     ========        ========     ========    ========    ========



See accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (Unaudited)
                                (In Thousands)


                                                 Three Months          Nine Months          Twelve Months
                                                Ended June 30,        Ended June 30,        Ended June 30,
                                             -------------------   -------------------   -------------------
                                               1995       1994       1995       1994       1995       1994
                                             --------   --------   --------   --------   --------   --------
Balance at Beginning of Period                $29,149    $28,734    $27,284    $25,352    $28,362    $26,252
Net Income for Period                             439        341      3,971      5,139      3,725      4,931
                                             --------   --------   --------   --------   --------   --------
     Total                                     29,588     29,075     31,255     30,491     32,087     31,183
Less:  Dividends                                  866        713      2,533      2,087      3,365      2,779
       Premium on Redemption of
         Preferred Stock                                                            42                    42
                                             --------   --------   --------   --------   --------   --------
Balance at End of Period                      $28,722    $28,362    $28,722    $28,362    $28,722    $28,362
                                             ========   ========   ========   ========   ========   ========


                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)


                                                                Nine Months
                                                               Ended June 30,
                                                        ------------------------------
                                                          1995                  1994
                                                        --------             ---------
Cash Flows from Operating Activities:
  Net Cash Provided by Operating Activities               $7,238               $12,304
                                                        --------             ---------

Cash Flows From Investing Activities:
    Capital Expenditures                                  (8,813)              (21,989)
    Decrease in Temporary Investments                      1,900                12,900
                                                        --------             ---------

  Net Cash Used in Investing Activities                   (6,913)               (9,089)
                                                        --------             ---------

Cash Flows From Financing Activities:
  Repayment of Debts                                      (1,242)               (1,429)
  Payment of Dividends, Net of Dividend Reinvestment      (2,397)               (1,961)
  Redemption of Preferred Stock                                                   (642)
                                                        --------             ---------

  Net Cash Used In Financing Activities                   (3,639)               (4,032)
                                                        --------             ---------

Net Decrease in Cash and Cash Equivalents                 (3,314)                 (817)

Cash & Cash Equivalents at Beginning of Period             4,045                 3,655
                                                        --------             ---------
Cash & Cash Equivalents at End of Period                    $731                $2,838
                                                        ========             =========

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

Note 2. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three and nine month periods ended June 30, 1995 and 1994 are not indicative of the results to be expected for the full year.

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

Note 4. The Company on April 28, 1995 filed a petition with the Alabama Public Service Commission (APSC) requesting $7,863,000 in increased annual revenues. The Company has not had a general rate increase since January 1, 1991. On May 1, 1995 the APSC routinely suspended the proposed new rates in order to perform an investigation. A decision on the increase is required by law on or before December 1, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Mobile Gas Service Corporation (Mobile Gas), an investor owned gas utility incorporated under the laws of the State of Alabama, is engaged principally in the distribution of natural gas to customers in Southwest Alabama. Mobile Gas serves approximately 100,000 residential, commercial, and industrial customers. Gas deliveries to these customers are regulated by the Alabama Public Service Commission (APSC).

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

         Unregulated operations include the sale and financing of appliances, jobbing work, and contract and consulting work for utilities and industrial customers.

FINANCIAL CONDITION

         Normal cash requirements in the third quarter of the fiscal year have been met through internally generated funds. Funds for the Company's capital needs are due primarily to its on-going construction program. Normal construction in fiscal year 1996 is estimated to be $6.5 million, but the Company has significant construction projects on-going which are in addition to its normal construction program. The Company has begun engineering work on an estimated $10 million in new facilities required to provide gas transportation service to Tuscaloosa Steel. On April 12, 1995, representatives of Tuscaloosa Steel announced plans to construct a $100 million facility in Mobile, Alabama which will utilize natural gas as a feedstock in its production process. When it goes into operation in early 1997, the facility will become the largest single user of natural gas in the Company's service area. Mobile Gas has entered into a long-term contract to transport gas to the new facility. Also, a pipeline interconnect between Bay Gas and Koch Gateway Pipeline Company is anticipated to be completed this fall at a cost of $1 million. This follows the interconnect completed with Florida Gas Transmission on July 25, 1995 at a cost of $385,000. These interconnects mark Bay Gas' entry into the interstate gas storage markets. Funds for the Company's working capital and capital needs in the near future, including for the engineering and construction described above, are expected to come from internal cash generation and drawings upon the Company's unused lines of credit which were increased to $20 million in July 1995.

RESULTS OF OPERATIONS

         Earnings applicable to common stock for the three, nine and twelve month periods ended June 30, 1995 were, respectively, $439,000, $3,971,000, and $3,725,000. The figures for the same periods a year ago were $341,000, $5,134,000, and $4,919,000. The increase in earnings for the three month period resulted primarily from an increase in gas revenues from industrial customers and a decrease in operating expenses. The decrease in earnings for the nine and twelve month periods resulted primarily from warmer weather which affects gas sales and deliveries to our temperature sensitive customers.

         Operating revenues increased 5%, for the three month period ended June 30, 1995, when compared to the same period last year, while operating revenues for the nine and twelve month periods decreased 8% and 7%, respectively. The increase in operating revenues for the three month period resulted from an increase in gas volumes sold and delivered to industrial interruptible customers and volumes transported for industrial customers. The decrease in operating revenues for the nine and twelve month periods ended June 30, 1995 was due to warmer weather which affects our temperature sensitive customers. Based on heating degree days billed, temperature in our service area during the nine and twelve month periods was 28% warmer than the same periods last year and 22% warmer than normal. As a result, volumes of gas sold and delivered to temperature sensitive customers decreased 14% and 12% during these periods as compared to the prior year.

         Merchandise and jobbing revenues decreased less than 1% for the three month period ending June 30, 1995 and increased 8% and 10%, respectively, for the nine and twelve month periods when compared to the same periods in the prior year. Increased sales volumes in the nine and twelve month periods resulted in increased revenues and related costs.

         Changes in the cost of gas for the three, nine and twelve month periods ended June 30, 1995 were primarily due to the same factors affecting gas revenues. The Company has traditionally relied on interstate pipelines for its firm gas supply with a fee paid to the pipelines to assure that a certain amount of gas supply would be available during peak demand periods. With the commencement of operations of Bay Gas, the Company has reduced the cost of gas paid to others for such peaking service. However, while the cost of gas has decreased, operations and maintenance expense, depreciation expense and interest expense related to the new storage facilities have increased.

         Operations and maintenance expense, in the aggregate, increased 2%, 7% and 6%, respectively, for the three, nine and twelve month periods ended June 30, 1995. The commencement of operations of Bay Gas was the primary factor in these increases. Other factors were increases in employee benefits and administration and general expenses.

         Depreciation expense increased 30% for the three and nine months ended June 30, 1995 and 26% for the twelve months ended June 30, 1995. Increases were due to continued growth in depreciable plant in service and a result of the commencement of Bay Gas operations.

         Taxes, other than income taxes, have increased for the periods ended June 30, 1995. The increases were primarily a result of increased property taxes resulting from an increase in depreciable plant in service.

         Net interest expense has increased 65%, 61% and 44%, respectively, for the three, nine and twelve month periods ended June 30, 1995. As a result of the commencement of Bay Gas operations, interest related to the long term debt of Bay Gas is no longer capitalized. Such capitalized interest was previously reflected in the allowance for borrowed funds used during construction which had the effect of reducing interest expense.

         Income tax expense changed primarily in relation to changes in pre-tax income for the periods ending June 30, 1995.

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit No. 27  Financial Data Schedule

         (b)     Reports on Form 8-K

                 During the quarter for which this report is filed, there were no reports on Form 8-K.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MOBILE GAS SERVICE CORPORATION
                                            ------------------------------
                                                      (Registrant)



Date    August 14, 1995                             /s/ JOHN S. DAVIS
     -----------------------                ------------------------------
                                                      John S. Davis
                                                        President



Date    August 14, 1995                          /s/ CHARLES P. HUFFMAN
     -----------------------                 -----------------------------
                                                    Charles P. Huffman
                                                         Treasurer

                                 EXHIBIT INDEX


Exhibit No.
-----------
    27                    Financial Data Schedule