Form 10-K
period 1995-09-30
MOBILE GAS SERVICE CORP
filed 1995-12-28
CIK 67212

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 1995                     Commission File
                                                                    Number 0-234
                                                                           -----

                        Mobile Gas Service Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Alabama                                              63-0142930
-----------------------------------                           ------------------
(State or other Jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   2828 Dauphin Street, Mobile, Alabama                            36606
-----------------------------------------                        ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (334) 476-2720
                                                               --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of each exchange
         Title of each class                               on which registered
         -------------------                              ---------------------
                   None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock ($2.50 par value)
                         ------------------------------
                                (Title of Class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes   X   No
                                                                ------    ------

         The aggregate market value of Common Stock, Par Value $2.50 per share, held by non-affiliates (based upon the average of the high and low prices as reported by NASDAQ on November 30, 1995) was approximately $71,899,691.

         As of November 30, 1995, there were 3,213,394 shares of Common Stock, Par Value $2.50 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on January 26, 1996 are incorporated by reference into Part III.

                                     PART I
Item 1.  Business.

GENERAL

         Mobile Gas Service Corporation (together with its subsidiaries, the "Company" or "Registrant", and exclusive of its subsidiaries, "Mobile Gas") was incorporated under the laws of the State of Alabama in 1933. The Company is engaged in the purchase, distribution, sale and transportation of natural gas to approximately 100,000 residential, commercial and industrial customers in southwest Alabama, including the City of Mobile and adjacent areas. The Company has increased its customer base from approximately 84,900 peak-month customers in fiscal 1989 through the acquisition of the gas distribution system of the City of Bayou La Batre in fiscal 1990, which added approximately 2,400 customers, and the acquisition of certain assets of the Utilities Board of the Town of Citronelle in fiscal 1993, which added almost 8,000 customers. Additional growth has been accomplished through marketing of Company services to new construction and existing households and businesses. The Company's service territory covers approximately 300 square miles. Mobile Gas is also involved in merchandise sales, specifically sales of natural gas appliances.

         MGS Energy Services, Inc. ("MGS Energy"), a wholly-owned subsidiary, was incorporated in March 1983. Through MGS Energy, the Company provides contract and consulting work for utilities and industrial customers. MGS Energy owns a 51% interest in Southern Gas Transmission Company ("SGT"), an Alabama general partnership which was formed in November 1991. SGT was established to provide transportation services to the facilities of Alabama River Pulp Company, Inc. During fiscal year 1992, SGT constructed and began operating a 50-mile pipeline from the facilities of Koch Gateway Pipeline Company ("Koch"), formerly United Gas Pipe Line Company, near Flomaton, Alabama to the facilities of Alabama River Pulp Company, Inc. in Claiborne, Alabama.

         MGS Storage Services, Inc. ("MGS Storage"), a wholly-owned subsidiary, was incorporated on December 4, 1991. MGS Storage and MGS Energy formed Bay Gas Storage Company, Ltd. ("Bay Gas"), an Alabama limited partnership, on January 13, 1992, with MGS Storage as general partner and MGS Energy as the initial limited partner. MGS Storage and MGS Energy initially held partnership interests of 87 1/2% and 12 1/2%, respectively, in Bay Gas. As of September 12, 1994, MGS Energy's 12 1/2% limited partnership interest was transferred to Olin Corporation ("Olin"). Bay Gas provides for the storage and delivery of natural gas for Mobile Gas. Bay Gas also markets its storage services to other customers.

         MGS Marketing Services, Inc. ("MGS Marketing"), a wholly-owned subsidiary, was incorporated on March 5, 1993 to assist existing and potential customers in the purchase of natural gas.

CUSTOMERS

         Of the approximately 100,000 customers of the Company, approximately 95% are residential customers. In the fiscal year ended September 30, 1995, approximately 66% of the Company's gas revenues came from residential customers, 15% from commercial sales, 8% from industrial sales and 11% from transportation services. Residential sales in 1995 accounted for approximately 14% of the total volume of gas delivered to the Company's customers, with commercial, industrial and transportation deliveries accounting for approximately 4%, 4% and 74%, respectively. The ten largest customers of the Company accounted for approximately 13% of the Company's gross margin in fiscal 1995, with the largest accounting for approximately 3%. For further information with respect to revenues from and deliveries to the various categories of the Company's customers, see Item 6, "Selected Financial Data".

         In May 1995, the Company entered into a long-term contract with Tuscaloosa Steel Corporation to transport natural gas to a proposed new iron ore reduction facility to be located adjacent to downtown Mobile. When fully operational in 1997, that facility is expected to use approximately 35,000 MMBTU of gas per day, making Tuscaloosa Steel the largest volume user of natural gas on the Company's system. To fulfill its obligations under such contract, the Company will construct approximately five miles of new high pressure pipeline and upgrade certain other segments of its existing facilities, representing a capital commitment of nearly $10,000,000. The Company expects construction to be completed in mid-1997.

GAS SUPPLY

         The Company is directly connected to Mobil's natural gas processing plant in South Mobile county and to Shell's Yellowhammer Plant. Mobile Gas has contracted for a portion of its firm supply directly with these producers. For the fiscal year ended September 30, 1995, the Company obtained approximately 70% of its gas supply from sources located in the Mobile Bay area, with the balance being obtained from interstate sources.

         To encourage more competition among natural gas suppliers, FERC issued Order 636 in 1992. Order 636 required interstate pipelines to unbundle or separate gas sales, transportation and storage services. With the implementation of Order 636, most pipelines discontinued their traditional merchant function resulting in each local distribution company becoming responsible for obtaining all of its gas supply in the open market. While unbundling of these services allows a local distribution company, such as Mobile Gas, more flexibility in selecting and managing the type of services required to provide its customers with the lowest possible priced gas while maintaining a reliable gas supply, it also places additional responsibility on a distribution company to obtain its natural gas supply in the open market on a timely basis to fulfill commitments during peak demand periods. The Company believes that the Bay Gas storage facility, which had already been planned by the Company prior to Order 636, will enhance its ability to respond to the changes in the industry brought about by Order 636.

         The Company has a current peak day firm requirement of 129,870 MMBTUs. Firm supply needs of 80,000 MMBTU/day are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. The Company also has firm supply contracts with Mobil for 10,000 MMBTU/day through October 31, 2000 and Shell for 13,000 MMBTU/day through December 31, 1996, through the direct connections with their processing plants. Additionally, the Company has contracted for firm transportation and storage service ("No-Notice Service") for 26,870 MMBTU/day from Koch under agreements extending to April 1, 1999. In conjunction with the No-Notice Service, the Company has contracted with Koch Gas Services, an affiliate of Koch, to provide firm gas supply to April 1, 1997.

GAS STORAGE

         Construction of the storage facility was completed in 1994. The cavern is designed to hold up to 3.7 BCF of natural gas. Approximately 1.3 BCF of the gas to be injected into the storage cavern, called "base gas," will remain in the cavern to provide sufficient pressure to maintain cavern integrity, and the remainder, approximately 2.4 BCF, represents working storage capacity. Compressors are required to inject gas into the storage facility and, because the moisture content of stored gas must be lowered to reach the requisite standard for use, dehydrators are required to treat gas upon withdrawal.

         During 1995, a pipeline interconnect with Florida Gas Transmission, an interstate pipeline company, was completed. Bay Gas has also entered into an agreement with Koch for a pipeline interconnection which will further expand access to interstate markets. The Koch interconnect is expected to be completed in December 1995.

         Mobile Gas entered into a Gas Storage Agreement with Bay Gas under which Bay Gas agreed to provide storage of approximately one-third of the working storage capacity for an initial period of 20 years. The cavern currently has sufficient injection and withdrawal capacity to meet the requirements of the Mobile Gas storage contract. Most of the storage facility's current injection capacity of 35,000 MMBTU/day and withdrawal capacity of 107,000 MMBTU/day will be utilized under the Mobile Gas storage contract, under which injection capacity of 15,000 MMBTU/day and withdrawal capacity of 80,000 MMBTU/day are committed to Mobile Gas. The unused injection and withdrawal capacity are not anticipated to be sufficient to allow Bay Gas to provide services to any substantial additional customers; however, Bay Gas has entered into several contracts to provide interruptible storage service.

         In the event that additional customers contract for a substantial portion of the remaining capacity of the storage facility, the Company would expend additional funds to add injection and withdrawal capacity to serve such customers. There can be no assurance that Bay Gas will enter into any such contracts.

         Under its agreements with Olin, Bay Gas has the right to develop up to 2 additional caverns on the property leased from Olin. Olin has the right, from the time of commencement of operations at the storage facility until Bay Gas makes certain required payments to Olin prior to commencement of the construction of a second cavern, to increase its ownership interest in Bay Gas by an additional 12 1/2%, by purchasing from MGS Storage such additional percentage at a price based on the book equity of MGS Storage in Bay Gas. The Company is unable to determine at this time whether additional caverns will be developed at the storage facility, but anticipates that an additional cavern would be considered if and when contracts are obtained for the entire capacity of the first cavern.

COMPETITION

         Gas Distribution Competition. The Company is not in significant direct competition with respect to the retail distribution of natural gas to residential and small commercial customers within its service area. Electricity competes with natural gas for such uses as cooking, water heating and space heating.

         The Company's large commercial and industrial customers either buy natural gas from the Company or have contracted with the Company for transportation of customer-owned gas. With certain limited exceptions the Company's rates are structured so that the gross margin is the same whether gas is sold or transported. Some industrial customers have the capability to use either fuel oil, coal, wood chips or natural gas, and choose their fuel depending upon a number of factors, including the availability and price of such fuels. In recent years, the Company has had adequate supplies so that interruptible industrial customers that are capable of using alternative fuels have not had supplies curtailed, and the price of natural gas has remained at levels such that, in most cases, these industrial customers have chosen to use natural gas rather than other fuels. The Company's rate tariffs include a competitive fuel clause which allows the Company to adjust its rates to certain large commercial and industrial customers in order to compete with alternative energy sources. However, there can be no assurance that the current competitive advantage of natural gas over alternative fuels will continue. See "Rates and Regulation."

         Due to the close proximity of various pipelines and gas processing plants to the Company's service area, there exists the possibility that current or prospective customers could install their own facilities and connect directly to a supply source and thereby "bypass" the Company's service. The Company believes that because it has worked closely with major industrial customers to meet those customers' needs, and because of its ability to provide competitive pricing under its rate tariffs, none of the Company's customers have bypassed its facilities to date. Although there can be no assurance as to future developments, the Company intends to continue its efforts to reduce the likelihood of bypass by offering competitive rates and services to such customers.

         Gas Storage Competition. A number of types of competitors may provide services like or in competition with those of Bay Gas. These include, among others, natural gas storage facilities, natural gas aggregators (who rebundle services ordered unbundled by FERC Order 636), and natural gas pipelines. Bay Gas believes that its strategic geographic location and its ability to charge market-based rates for interstate storage services will enable it to effectively compete with such competitors. See "Rates and Regulation."

RATES AND REGULATION

         The Company's natural gas distribution operations are under the jurisdiction of the Alabama Public Service Commission ("APSC"). The APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Rates are determined by reference to rate tariffs approved by the APSC in traditional rate proceedings or, for certain large customers, on a case-by-case basis. In addition, pursuant to APSC order, rates for a limited number of large industrial customers are determined on a privately negotiated basis. The APSC also approves the issuance of debt and equity securities and has supervision and regulatory authority over service, equipment, accounting, and other matters.

         During the year ended September 30, 1995, the Company petitioned the APSC for an increase in rates. On November 27, 1995, the APSC approved an increase in rates designed to generate an additional $6,890,000 in annual revenues, excluding the effects of changes in the base price of gas. The increased rates went into effect on December 1, 1995. The rates for service rendered by the Company are on file with the APSC.

         The Company's tariffs include a purchased gas adjustment clause which allows the Company to pass on to certain of its customers increases or decreases in gas costs from those reflected in its tariff charges. Adjustments under such clauses require periodic filings with the APSC but do not require a general rate proceeding. Under the purchased gas adjustment clause, the Company has a competitive fuel clause which gives it the right to adjust its rates to certain large customers in order to compete with alternative energy sources. Any margin lost as a result of competitive fuel clause adjustments is recoverable from its other customers.

         Gas deliveries to certain industrial customers are subject to regulation by the APSC through contract approval. The operations of SGT, which consist only of intrastate transportation of gas, are also regulated by the APSC.

         Bay Gas is a regulated utility governed under the jurisdiction of the APSC, which issued a Certificate of Public Convenience and Necessity to Bay Gas on May 4, 1992. As a regulated utility, Bay Gas' intrastate storage contracts are subject to APSC approval. Operation of the storage cavern and well-head equipment are subject to regulation by the Oil and Gas Board of the State of Alabama. On March 25, 1994, FERC issued an order approving Bay Gas' application for permission to charge market-based rates for interstate storage services. The FERC order enables Bay Gas to provide storage services to entities outside of the State of Alabama. Market-based rates allow Bay Gas to respond to market conditions and minimizes regulatory involvement in the setting of its rates for storage services.

         The Company has been granted nonexclusive franchises to construct, maintain and operate a natural gas distribution system in the areas in which it operates. Except for the franchise granted by Mobile County, Alabama, which has no stated expiration date, the franchises have expiration dates, the earliest of which is in 2007. The Company has no reason to believe that the franchises will not be renewed upon expiration.

SEASONAL NATURE OF BUSINESS

         The nature of the Company's business is highly seasonal and temperature-sensitive. As a result, the Company's operating results in any given period reflect, in addition to other matters, the impact of weather, with colder temperatures resulting in increased sales by the Company. The substantial impact of this sensitivity to seasonal conditions is reflected in the Company's results of operations and the Company anticipates that it will continue to be so reflected in future periods.

         Due to the seasonality of the Company's business, the generation of working capital is greatly impaired during the summer months because of reduced gas sales. Cash needs during this period are generally met through short-term financing arrangements or the reduction of temporary investments as is common in the industry.

ENVIRONMENTAL ISSUES

         The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company's financial position or results of operations.

         Like many gas distribution companies, prior to the widespread availability of natural gas, the Company manufactured gas for sale to its customers. In contrast to some other companies which operated multiple manufactured gas plants, the Company and its predecessor operated only one such plant, which discontinued operations in 1933. The process for manufacturing gas produced by-products and residuals, such as coal tar, and certain remnants of these residuals are sometimes found at former gas manufacturing sites.

         The Company conducted a preliminary assessment in 1994 of its former gas plant site and has tested certain waters in the vicinity of the site. The Company developed and has implemented a plan for the site based on the advice of its environmental consultants, which involves securing and monitoring the site, and continued testing. Based on the results of tests to date, the Company does not believe that the site currently poses any threat to human health or the environment. While no conclusion can be reached at this time as to whether any further remedial action might ultimately be required, based on currently available information, it is believed that any costs with respect to the site are likely to be immaterial, and the Company has therefore established no reserve for such costs in its financial statements. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for investigation, remediation, or clean-up with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurance that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

EMPLOYEES

         Mobile Gas employed 270 full-time employees as of September 30, 1995. Of these, approximately 38% are represented by the Oil, Chemical and Atomic Workers International Union, Local No. 3-541. As of September 30, 1995 Bay Gas employed five full-time employees. The Company believes that it enjoys generally good labor relations.


Item 2.  Properties.

         The Company's properties consist of distribution, general, transmission, and storage plant. The distribution plant is located in Mobile County, Alabama and is used in the distribution of natural gas to the Company's customers. The distribution plant consists primarily of mains, services, meters and regulating equipment, all of which are adequate to serve the present customers. The distribution plant is located on property which the Company is entitled to use as a result of franchises granted by municipal corporations, or on easements or rights-of-way.

         The general plant consists of land, structures (with aggregate floor space of approximately 118,000 square feet), office equipment, transportation equipment and miscellaneous equipment, all located in Mobile County, Alabama.

         The transmission plant consists of a pipeline of approximately 50 miles and related surface equipment which is used in the transmission of natural gas by SGT and is located primarily in Monroe County, Alabama. The transmission plant is located on easements or rights-of-way.

         The storage plant, consisting of an underground cavern for the storage of natural gas and related pipeline and surface facilities, is located primarily in Washington County, Alabama. The storage plant is constructed on a leasehold estate with an initial term of 50 years, which will expire in 2040, and which may be renewed at the Company's option for an additional term of 20 years.

         Substantially all of the property of the Company is pledged as collateral for the long-term debt.

Item 3.  Legal Proceedings.

         FERC Order 636 permits pipelines to recover from their customers the transition costs of restructuring their services. On October 16, 1995, Koch filed tariff sheets which have been approved by the FERC to be effective November 1, 1995, which reflect recovery of transition costs over a two- year period through a reservation surcharge. Based on the reservation surcharge in Koch's tariff sheets and the Company's contract reservation volumes over the next two years, the Company's share of transition costs is estimated to be $43,000.

         Take-or-pay costs represent (i) Koch's costs of buying out gas contracts with its producer-suppliers (those contracts contain clauses requiring Koch either to take the gas or to pay for it even if not taken) and
(ii) the costs of buying down Koch's commitments under those contracts. As a result of a take-or-pay settlement between Koch and its customers entered into during the year ended September 30, 1993, the Company recorded a liability of $860,000 during 1993. An additional liability of $679,000 was recorded during the year ended September 30, 1994 as a result of settlements filed in 1994 which resolved all take-or-pay cost recovery issues. The above settlements have been approved by the FERC, and the Company has recovered all take-or-pay costs from its customers as allowed by the APSC. During the year ended September 30, 1995, the Company paid all remaining unpaid take-or-pay costs as required by such settlements.

         Although the Company is not involved currently in material litigation, the Company may from time to time be involved in litigation in the ordinary course of its business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the proxy statement to be filed with the Securities and Exchange Commission.

         Information relating to executive officers who are also directors and nominees for election as directors is included under the caption "Election of Directors" contained in the Company's definitive proxy statement with respect to its 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

         The following is a list of names and ages of all of the executive officers who are not also directors or nominees for election as directors of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been elected for terms expiring in January 1996. Officers serve at the pleasure of the Board of Directors of the Company.

                                                   Business Experience
 Name, Age, and Position                           During Past 5 Years
 -----------------------                           -------------------

 W. G. Coffeen, III, 48                            Appointed in 1986
 Vice President - Marketing;
 Director/Vice President
 MGS Marketing Services, Inc.

 Gerald S. Keen, 59                                Appointed in December 1989
 Vice President - Operations;
 Director/President - MGS Energy
 Services, Inc.;
 Director/President - MGS Storage
 Services, Inc.

 Charles P. Huffman, 42                            Appointed in January 1995; Previously: Chief Financial
 Vice President, Chief                             Officer (1993-1994); Treasurer (1991-1993); Assistant
 Financial Officer, Treasurer,                     Treasurer (1980-1991)
 and Assistant Secretary;
 Treasurer - MGS Energy Services, Inc.;
 Director/Treasurer - MGS Storage
 Services, Inc.;
 Director/Treasurer - MGS Marketing
 Services, Inc.

 G. Edgar Downing, Jr., 39                         Appointed in January 1995; Previously: Secretary and
 Vice President, Secretary and General             General Counsel (1993-1994); Assistant Secretary (1991-
 Counsel; Director/Secretary - MGS Energy          1993), General Attorney (1990-1993)*
 Services, Inc.; Director/
 Secretary - MGS Storage
 Services, Inc.;
 Secretary - MGS Marketing Services, Inc.

 A. H. Tenhundfeld, Jr., 48
 Vice President - Administration and               Appointed in March 1995; Previously: Vice President -
 Planning                                          Finance and Treasurer, Dravo Corporation (December 1989-
                                                   February 1995)


* Mr. Downing is the son-in-law of Gaylord C. Lyon, a Director of the Company.

                                    PART II

Item 5. Market for the Registrant's Common Stock Equity and Related Stockholder Matters.

         The Registrant's Common Stock, $2.50 par value, is traded on the NASDAQ National Market under the symbol "MBLE". As of December 15, 1995 there were 1,630 holders of record of the Company's common stock. Information regarding Common Stock dividends and the bid price range for Common Stock during the periods indicated is as follows:


                                       Per Share
                                   Dividends Declared                       Bid Price Range
------------------------------------------------------------------------------------------------------------------------------------
 Quarter Ended                     1995         1994                  1995                      1994
------------------------------------------------------------------------------------------------------------------------------------
                                                              High          Low          High         Low
------------------------------------------------------------------------------------------------------------------------------------
 December 31                          $.26          $.25     $22  1/4     $19  1/4     $26         $24  3/4
 March 31                              .26           .25      20           19  1/4      28  1/2     25  1/4
 June 30                               .27           .26      21           19  1/4      28  3/4     25  3/4
 September 30                          .27           .26      21  1/2      20  1/4      26  1/4     21  1/4


Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         While the Board of Directors intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will be dependent upon the Registrant's future earnings, financial requirements, and other factors.

         The Registrant's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. At September 30, 1995, under the most limiting of such provisions, retained earnings in the amount of $10,143,177 was unrestricted.

Item 6.  Selected Financial Data.

----------------------------------------------------------------------------------------------------------------------
 Years Ended September 30,                                     1995         1994         1993         1992        1991
----------------------------------------------------------------------------------------------------------------------
 SELECTED FINANCIAL DATA (in thousands, except per share data)
 Gas Revenues                                             $  56,204   $   60,470   $   54,292   $   51,166   $  48,337
 Merchandise Sales and Jobbing                                2,907        2,824        2,525        2,366       2,174
----------------------------------------------------------------------------------------------------------------------
 Total Operating Revenues                                 $  59,111   $   63,294   $   56,817   $   53,532   $  50,511
 Net Income                                               $   4,028   $    4,893   $    4,920   $    5,368   $   4,051
 Preferred Stock Dividends                                                     5           29           29          29
----------------------------------------------------------------------------------------------------------------------
 Earnings Applicable to Common Stock                      $   4,028   $    4,888   $    4,891   $    5,339   $   4,022
----------------------------------------------------------------------------------------------------------------------
 Earnings Per Share of Common Stock                       $    1.26   $     1.78   $     1.79   $     1.96   $    1.48
----------------------------------------------------------------------------------------------------------------------
 Cash Dividends Per Share of Common Stock                 $    1.06   $     1.02   $      .96   $      .90   $     .86
----------------------------------------------------------------------------------------------------------------------
 Average Common Shares Outstanding                            3,208        2,752        2,733        2,726       2,718
 Total Assets                                             $ 136,567   $  134,529   $  116,839   $   80,531   $  67,281
 Long-Term Debt Obligations                               $  57,328   $   59,047   $   60,416   $   26,833   $  14,765
 STATISTICAL
 Gas Revenues (in thousands):
   Sales:
     Residential                                          $  36,106   $   40,535   $   35,204   $   33,023   $  30,126
     Commercial                                               8,664        9,076        7,723        7,052       6,930
     Industrial-Firm                                            723          767          727          644       1,575
     Industrial-Interruptible                                 3,577        3,554        4,123        4,760       4,879
   Transportation                                             6,172        5,881        5,927        5,104       4,299
   Storage Other Than Intercompany                              245           13
   Other                                                        717          644          588          583         528
----------------------------------------------------------------------------------------------------------------------
        Total                                             $  56,204   $   60,470   $   54,292   $   51,166   $  48,337
----------------------------------------------------------------------------------------------------------------------
 Delivery to Customers (in thousand therms):
   Gas Sales:
     Residential                                             47,992       56,100       50,046       49,986      44,291
     Commercial                                              15,982       16,794       14,888       14,688      14,034
     Industrial-Firm                                          1,948        2,148        2,097        2,084       5,689
     Industrial-Interruptible                                13,275       12,566       17,099       23,077      23,883
   Transportation                                           274,859      253,702      237,499      221,608     190,074
----------------------------------------------------------------------------------------------------------------------
        Total                                               354,056      341,310      321,629      311,443     277,971
----------------------------------------------------------------------------------------------------------------------
 Customers Billed (Peak Month):
     Residential                                             94,822       94,424       91,936       84,640      83,485
     Commercial                                               5,292        5,250        4,866        4,839       4,864
     Industrial-Firm                                             13           13           11           12          12
     Industrial-Interruptible                                    38           38           40           37          37
     Transportation                                              29           31           30           30          29
----------------------------------------------------------------------------------------------------------------------
        Total                                               100,194       99,756       96,883       89,558      88,427
----------------------------------------------------------------------------------------------------------------------
 Average Use and Revenue Per
 Residential Customer:
   Gas Used (Therms)                                            512          602          574          597         536
   Revenue                                                $     385   $      435   $      404   $      394   $     365
   Revenue Per Therm                                      $     .75   $      .72   $      .70   $      .66   $     .68
 Degree Days (Annual Normal in 1995 and 1994 -1702;
 1991 to 1993 - 1,695) (1)                                    1,331        1,837        1,611        1,689       1,302
 NUMBER OF EMPLOYEES (END OF PERIOD)                            270          260          243          238         243

Note: (1) The number of degrees that the daily mean temperature falls below 65 degrees F.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE COMPANY

         The Company's natural gas distribution operations are under the jurisdiction of the Alabama Public Service Commission (APSC). The Company's rate tariffs allow the cost of gas supplies and certain taxes to be passed through to customers. These costs, therefore, ultimately have little impact on the Company's earnings. Other costs, including a return on investment, must be recovered through rates approved in traditional rate proceedings. (See Note 13 to the Consolidated Financial Statements.)

         The nature of the Company's distribution business is highly seasonal and temperature sensitive. As a result, in addition to other matters, the Company's operating results in any given period reflect the impact of weather through either increased or decreased sales volumes.

         Bay Gas, which commenced operations in September 1994, is a regulated utility governed under the jurisdiction of the APSC and as such, Bay Gas' intrastate storage contracts are subject to APSC approval. In addition, by Federal Energy Regulatory Commission order, Bay Gas is permitted to charge market-based rates for interstate storage services.

RESULTS OF OPERATIONS

NET INCOME

         The Company's net income for 1995 amounted to $4.0 million or $1.26 per share compared to $4.9 million or $1.78 per share for 1994. The 1995 decrease in net income reflects the impact of one of the warmest winters on record in 1995 compared to a 1994 winter that was 7.9% colder than normal. Earnings per share in 1995 were also impacted by the September 1994 issuance of 460,000 shares of Common Stock. The major portion of the proceeds from the stock issuance were invested into Bay Gas which, in its first year of operation, made only a limited contribution to net income. Currently, Bay Gas has a contract with Mobile Gas to provide firm storage services and contracts with third parties to provide interruptible storage services. Because certain construction would be required to provide storage services to significant additional customers, revenues from contracts with such customers, if any, would not have a significant positive effect on the company's earnings per share prior to fiscal 1997. There can be no assurance that Bay Gas will enter into any such contracts. By APSC order, any losses from Bay Gas will not be recoverable through increased rates to Mobile Gas customers.

         Net income of $4.9 million or $1.79 per share was reported for 1993. An increase from 1993 to 1994 in operating income of $902,000 was offset by an increase in interest expense of $885,000.

OPERATING REVENUES

         Gross revenues from the sale and transportation of natural gas totaled $56.2 million in 1995, $60.5 million in 1994, and $54.3 million in 1993. The decrease in 1995 gross revenues reflects the impact of warmer weather which was 27.5% warmer than 1994 and 21.8% warmer than normal. Gas volumes sold and delivered to temperature sensitive customers, who are primarily residential and small commercial customers, tend to fluctuate as a function of weather. Temperature sensitive volumes decreased 13.0% in 1995, which resulted in a $4.8 million or 10.1% decrease in revenues from these customers as compared to 1994. Offsetting the decrease in gas revenues from temperature sensitive customers was a 7.9% increase in gas volumes sold and delivered in 1995 to industrial and large commercial customers. Revenues from these customers increased $253,000 or 2.1% in 1995 as compared to 1994 as a result of increased plant utilization by such customers. Another offset to the decrease in revenue from temperature sensitive customers was the effect of the first full year of operation of Bay Gas. Non-intercompany revenues from Bay Gas operations increased $232,000 in 1995 as compared to 1994.

         The increase in gross revenues for 1994 compared to 1993 reflects the effect of the first full year of operations of customers acquired from the Utilities Board of the Town of Citronelle ("Citronelle") in May 1993. These customers accounted for $2.7 million of the increase in revenues. Also contributing to the increase in revenues was the effect of weather which in 1994 was 14.0% colder than 1993 and 7.9% colder than normal. As a result of the colder weather and the acquisition of Citronelle, gas volumes sold and delivered to temperature sensitive customers in 1994 increased 12.2% as compared to 1993.

         Merchandise sales and jobbing revenues were $2.9 million in 1995, $2.8 million in 1994, and $2.5 million in 1993. The increases for both years resulted primarily from increased sales volumes.

EXPENSES

         Cost of gas decreased $6.9 million or 27.5% in 1995 compared to 1994. The 1995 decrease is primarily attributed to the Company's use of the Bay Gas storage facility, as opposed to interstate pipeline companies' facilities, for storage of gas which is used as a firm gas supply to ensure that a certain amount of gas supply is available during peak demand periods. Amounts paid to Bay Gas of $4.1 million for gas storage services, a component of gas costs, have been eliminated in consolidation. Another factor in the 1995 decrease is the 9.6% decrease in gas volumes sold to customers during 1995. Cost of gas increased $2.9 million or 12.8% in 1994 compared to 1993 as a result of factors discussed above which influenced gas revenues.

         Cost of merchandise and jobbing decreased $49,000 or 2.2% in 1995 despite an increase in merchandise and jobbing revenue as a result of higher profit margins realized on 1995 sales. Cost of merchandise and jobbing increased $248,000 or 12.7% primarily as a result of increased sales volumes reported in 1994.

         Operations expense increased $913,000 or 6.1% in 1995 as compared to 1994. Of this increase, $647,000 is attributed to the first full year of Bay Gas operations, with the remaining increase due to general inflation. Operations expense increased $1.2 million or 8.5% in 1994 compared to 1993 as a result of servicing additional customers acquired from Citronelle and the colder weather experienced in 1994. Also contributing to the 1994 increase were special promotional expenses.

         Maintenance expense increased $241,000, or 19.3% in 1994 compared to 1993. The 1994 increase resulted from the additional customers acquired from Citronelle and certain structural repairs made to buildings.

         Depreciation expense increased $1.0 million or 26.0% in 1995 compared to 1994 and $545,000 or 15.7% in 1994 compared to 1993. Increases for both years were due to continued growth in depreciable plant in service. Depreciation attributable to Bay Gas accounted for $776,000 of the increase in 1995, while assets acquired from Citronelle accounted for $393,000 of the increase in 1994.

         Taxes, other than income taxes, consist primarily of state and local taxes which are based on gross revenues and fluctuate accordingly. These taxes are passed through to customers and thus do not impact the Company's net income. Another component of taxes, other than income taxes, is taxes paid on property. Bay Gas property taxes and other taxes increased $362,000 as a result of the first full year of operations. As a result, taxes other than income taxes increased in 1995 compared to 1994 despite lower revenues in 1995.

         Gross interest expense increased $66,000 or 1.2% in 1995 and $1.5 million or 37.3% in 1994. An increase in short-term borrowings accounted for the 1995 increase while the Company's issuance of $12 million of 7.48% Series First Mortgage Bonds in July 1993 and $22.5 million of 8.19% Guaranteed Senior Secured Notes ("Bay Gas Notes") during 1993 accounted for the increase in 1994. Interest on the Bay Gas Notes was capitalized during construction of the storage facility and is reflected in the allowance for borrowed funds used during construction, which has the effect of reducing net interest expense. As a result of the commencement of Bay Gas operations in September 1994, interest on the Bay Gas Notes was no longer capitalized during 1995, which increased net interest expense by $2.0 million.

         Higher interest income in 1993 results from earnings on the temporary investment of the funds received upon issuance of the two First Mortgage Bonds by the Company in advance of the funds being expended.

         Income taxes fluctuated with the changes in pre-tax income. The Company's effective tax rates in 1995, 1994, and 1993 were 36.0%, 36.4% and 35.9% respectively. Income tax expense is detailed in Note 7 to the Consolidated Financial Statements.

EFFECTS OF INFLATION

         Inflation impacts the prices the Company must pay for labor and other goods and services required for operation, maintenance and capital improvements. Changes in purchased gas costs are passed through to customers in accordance with the approved provision of the Company's rate tariffs. Increases in other costs must be recovered through timely filings for rate relief.

GAS SUPPLY

         A primary goal of the Company is to provide gas at the lowest possible cost while maintaining a reliable long-term supply. To accomplish this goal the Company has diversified its gas supply by constructing and purchasing pipelines to access the vast gas reserves in our area, both offshore and onshore. The Company has also contracted with certain of these sources for firm supply. In addition, the Company has completed construction of a storage cavern which provides for a major portion of the Company's peak day needs. The storage cavern commenced operations in September 1994 when the Company began to inject gas for storage. The diversification of sources gives the Company more flexibility to obtain gas at the most favorable prices. See Note 3 to the Consolidated Financial Statements for a discussion of certain gas supply issues.

ENVIRONMENTAL

         The Company is subject to various federal, state, and local laws and regulations relating to the environment, which thus far have not had a material effect on the Company's financial position or results of operations. See Note 10 to the Consolidated Financial Statements for a discussion of certain environmental issues.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's cash needs reflect the capital-intensive nature of its business. The following table briefly describes capital expenditures in the periods indicated:

Fiscal Years Ended September 30, (In thousands)

                                                    1995             1994             1993
                                                   ------           ------           ------
System improvement and expansion                   $ 8,121          $ 8,187          $ 5,716
Gas system acquisition                                                                11,603
Gas storage facility                                 2,917           19,810            7,923
                                                   -------          -------          -------
Total                                              $11,038          $27,997          $25,242

         The Company generally relies on internally generated funds and short-term borrowings to meet working capital requirements and temporarily finance normal capital expenditures. Cash flows from operating activities were lower in 1995 as compared to 1994 due primarily to decreased net income and the change in operating assets and liabilities. These two factors which decreased cash flow were partially offset by an increase in depreciation in 1995. The fluctuation in operating assets and liabilities is generally the result of the timing of cash receipts and payments. Funds provided by operations totaled $8.9 million in 1995, representing 57% of the Company's cash needs during such period, the remainder of which was obtained through reduction of temporary investments and cash equivalents and by drawings upon the Company's revolving credit agreement. Funds provided by operations totaled $13.0 million in 1994, representing 40% of the Company's cash needs. Additional funding in 1994 was provided through reduction of temporary investments and by the issuance of 460,000 shares of Common Stock during September 1994. Funds provided by operations accounted for 24% of the Company's cash needs in 1993 with the remainder of the Company's cash needs provided by the issuance of long-term debt.

         In 1993, additional financing was required for the $11.6 million purchase of a portion of the gas distribution system of Citronelle. Mobile Gas issued a $4.1 million 9%, 20-year unsecured note to Citronelle for the purchase and also issued $12.0 million in 7.48% Series First Mortgage Bonds due 2023, which funded the cash portion of the purchase price related to the Citronelle acquisition, as well as the early retirement of an aggregate principal amount of $4.4 million of the 8% Series First Mortgage Bonds due 1997 and the 9.35% Series First Mortgage Bonds due 1996.

         The Bay Gas Storage facility is able to hold up to 3.7 billion cubic feet ("BCF") of natural gas, of which approximately 2.4 BCF represents working storage capacity and 1.3 BCF represents base gas to remain in the cavern to provide sufficient pressure to maintain cavern integrity. Capital costs as of September 30, 1995, which include an interconnect with Florida Gas Transmission, an interstate pipeline company, were approximately $33.3 million plus an additional $1.7 million for base gas. Funds for the development and construction of the Bay Gas storage facility have come from private issuance of the $22.5 million of Bay Gas Notes, pursuant to an Indenture of Mortgage which secures the Bay Gas Notes. Additional funds have come from cash equivalents on hand and Mobile Gas' issuance of 460,000 shares of Common Stock in September 1994, which generated net proceeds of $9.3 million.

         Bay Gas has entered into an agreement with Koch Gateway Pipeline Company for a pipeline interconnection which will further expand access to interstate markets. Expected to be completed in December 1995 at a cost to Bay Gas of $1,000,000, this interconnect will be funded through an equity contribution from the Bay Gas partners to Bay Gas. Funds for such equity contribution by Mobile Gas will be obtained from short-term bank borrowings.

         Currently, Bay Gas has a contract with Mobile Gas to provide storage of approximately one-third of the working storage capacity of the storage facility or approximately .8 BCF. Additionally, Bay Gas has entered into several contracts to provide interruptible storage service. Should Bay Gas enter into significant contracts to provide firm storage services, additional equipment, which will consist primarily of compressors and dehydrators, will need to be added to give the storage facility sufficient injection and withdrawal capacity. The Company estimates that up to $6.7 million in capital expenditures, plus $850,000 for additional base gas (based on current costs) would be required to efficiently utilize all the remaining storage capacity of the storage facility. The Company ultimately intends to finance the cost of these additional facilities by issuing up to $7.5 million in debt under the Bay Gas Indenture and through an equity contribution from the Bay Gas partners to Bay Gas. Funds for such equity contribution by Mobile Gas would be obtained from short-term bank borrowings and funds provided by operations. The Company anticipates that additional base gas costs would also be financed from short-term bank borrowings.

         During 1995, Mobile Gas entered into a long-term contract with an industrial customer to transport gas to the customer's facility. In order to service the customer by mid 1997, an estimated $10 million in new facilities will be constructed by the Company. At September 30, 1995, $150,000 had been expended on constructing these facilities.

         In addition to the cash requirements of Bay Gas, the Company anticipates fiscal 1996 capital expenditures related to the Company's regular construction program to be $6.4 million. Funds for the Company's cash needs other than Bay Gas are expected to come primarily from internal cash generation and draws upon the Company's unused committed lines of credit totaling $18.2 million at September 30, 1995. Management believes it has adequate financial flexibility to meet its anticipated cash needs in the foreseeable future.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements and financial statement schedules and the Independent Auditors' Report thereon filed as part of this report are listed in the "Mobile Gas Service Corporation and Subsidiaries Index to Financial Statements and Schedules" at Page F-1, which follows Part IV hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information under the captions "Election of Directors" and "Information Regarding the Board of Directors" contained in the Company's definitive proxy statement with respect to its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

         For information with respect to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report.

         Information under the caption "Reports Under Section 16 of the Securities and Exchange Act" contained in the Company's definitive proxy statement with respect to its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Executive Compensation.

         Information under the caption "Executive Compensation" contained in the Company's definitive proxy statement with respect to its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive proxy statement with respect to its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         Not Applicable.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a), (d)         Financial Statements and Financial Statement Schedules

                          See "Mobile Gas Service Corporation and Subsidiaries Index to Financial Statements and Schedules" at page F-1, which follows Part IV hereof.

           (3)            Exhibits - See Exhibit Index on pages E-1 through
                          E-4.

         (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1995.

         (c)              Exhibits filed with this report are attached hereto.

                                 Signatures


       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MOBILE GAS SERVICE CORPORATION
                                      ------------------------------
                                                Registrant

                                      By:  /s/ Charles P. Huffman
                                           -------------------------------------
                                           Charles P. Huffman, Vice President,
                                           Chief Financial Officer and Treasurer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                           Title                           Date
         ---------                           -----                           ----
/s/ William J. Hearin             Director, Chairman                         December 1, 1995
---------------------
William J. Hearin


/s/ Walter L. Hovell              Director, Vice-Chairman                    December 1, 1995
--------------------
Walter L. Hovell

                                  Director, President and
                                  Chief Executive Officer
/s/ John S. Davis                 (Principal Executive Officer)              December 1, 1995
-----------------
John S. Davis

                                  Vice President, Chief Financial
                                  Officer and Treasurer (Principal
/s/ Charles P. Huffman            Financial and Accounting Officer)          December 1, 1995
----------------------
Charles P. Huffman


/s/ Joseph G. Hollis              Director                                   December 1, 1995
--------------------
Joseph G. Hollis

/s/ John C. Hope                                   Director                           December 1, 1995
----------------
John C. Hope

/s/ Gaylord C. Lyon                                Director                          December 1, 1995
-------------------
Gaylord C. Lyon

/s/ S. Felton Mitchell, Jr.                        Director                          December 1, 1995
--------------------------
S. Felton Mitchell, Jr.

/s/ G. Montgomery Mitchell                         Director                          December 1, 1995
--------------------------
G. Montgomery Mitchell

/s/ F. B. Muhlfeld                                 Director                          December 1, 1995
------------------
F. B. Muhlfeld

/s/ E. B. Peebles, Jr.                             Director                          December 1, 1995
---------------------
E. B. Peebles, Jr.

/s/ Thomas B. Van Antwerp                          Director                          December 1, 1995
-------------------------
Thomas B. Van Antwerp

                         MOBILE GAS SERVICE CORPORATION
                                AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report                                                                                          F-2

Consolidated Balance Sheets, September 30, 1995 and 1994                                                              F-3

Consolidated Statements of Income for the years ended
         September 30, 1995, 1994 and 1993                                                                            F-5

Consolidated Statements of Cash Flow for the years ended
         September 30, 1995, 1994 and 1993                                                                            F-6

Consolidated Statements of Common Stockholders' Equity
         for the years ended September 30, 1995, 1994 and 1993                                                        F-7

Notes to Consolidated Financial Statements                                                                            F-8

Financial Statement Schedules
-----------------------------

II       Valuation and Qualifying Accounts and Reserves, Years
                 Ended September 30, 1995, 1994 and 1993                                                              S-1

                 Schedules other than that referred to above are omitted and are not applicable or not required.

INDEPENDENT AUDITORS' REPORT


Mobile Gas Service Corporation:

         We have audited the accompanying consolidated balance sheets of Mobile Gas Service Corporation and subsidiaries as of September 30, 1995 and 1994 and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 30, 1995. Our audits also included the financial statement schedules listed in the Index referred to in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mobile Gas Service Corporation and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         As discussed in Note 7 to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes effective October 1, 1993.




/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Mobile, Alabama
October 31, 1995

CONSOLIDATED
BALANCE SHEETS

ASSETS

==========================================================================================================================
September 30, (in thousands)                                                          1995                       1994
==========================================================================================================================
Property, Plant, and Equipment - At Cost                                            $146,589                  $136,242
  Less Accumulated Depreciation and Amortization                                      31,853                    28,657
--------------------------------------------------------------------------------------------------------------------------
       Net Property, Plant, and Equipment                                            114,736                   107,585
  Construction Work in Progress                                                          188                     1,154
--------------------------------------------------------------------------------------------------------------------------
       Total Property, Plant, and Equipment                                          114,924                   108,739
--------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and Cash Equivalents                                                            1,023                     4,045
  Temporary Investments (At Cost Which Approximates Market)                                                      1,900
  Special Deposits                                                                                               1,717
  Receivables:
    Gas                                                                                2,809                     2,484
    Merchandise                                                                        1,444                     1,611
    Other                                                                                208                       255
    Allowance for Doubtful Accounts                                                     (266)                     (215)
  Materials, Supplies, and Merchandise (At Average Cost)                               1,206                       978
  Gas Stored Underground For Current Use (At Average Cost)                             1,352                       896
  Deferred Gas Costs                                                                     156                       195
  Accumulated Deferred Income Taxes                                                    3,540                     2,408
  Prepayments                                                                          1,456                     1,513
--------------------------------------------------------------------------------------------------------------------------
       Total Current Assets                                                           12,928                    17,787
--------------------------------------------------------------------------------------------------------------------------

Regulatory Assets                                                                      1,780                     1,736
Merchandise Receivables Due After One Year                                             5,305                     4,365
Deferred Charges                                                                       1,630                     1,902
--------------------------------------------------------------------------------------------------------------------------
       Total                                                                        $136,567                  $134,529
==========================================================================================================================

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED
BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

==========================================================================================================================
September 30, (in thousands, except share data)                                       1995                      1994
==========================================================================================================================
Capitalization:
  Stockholders' Equity:
    Common Stock, $2.50 Par Value
     (Authorized 4,000,000 Shares; Outstanding
     1995 -  3,211,000; 1994 - 3,202,000 Shares)                                   $   8,028                 $   8,005
    Capital in Excess of Par Value                                                     9,123                     8,962
    Retained Earnings                                                                 27,912                    27,284
--------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                   45,063                    44,251
  Minority Interest                                                                    2,011                     1,835
  Long-Term Debt (Less Current Maturities)                                            57,328                    59,047
--------------------------------------------------------------------------------------------------------------------------
         Total Capitalization                                                        104,402                   105,133
--------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
  Long-Term Debt Due Within One Year                                                   1,719                     1,369
  Notes Payable to Banks                                                               1,800
  Accounts Payable                                                                     2,249                     3,236
  Take-or-Pay Costs                                                                                              1,150
  Dividends Declared                                                                     867                       833
  Customer Deposits                                                                    1,558                     1,549
  Taxes Accrued                                                                        2,273                     2,207
  Interest Accrued                                                                     1,673                     1,698
  Deferred Purchased Gas Adjustment                                                    5,960                     3,085
  Other Liabilities                                                                    2,237                     1,777
--------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                    20,336                    16,904
--------------------------------------------------------------------------------------------------------------------------

Accrued Pension Cost                                                                   1,639                     1,507
Accrued Postretirement Benefit Cost                                                    1,480                     1,652
Accumulated Deferred Income Taxes                                                      8,213                     6,753
Accumulated Deferred Investment Tax Credits                                              497                       521
Other Liabilities                                                                                                2,059
Commitments and Contingencies (Note 10)
--------------------------------------------------------------------------------------------------------------------------
         Total                                                                      $136,567                  $134,529
==========================================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED
STATEMENTS OF INCOME


==============================================================================================================================
Years Ended September 30, (in thousands, except per share data)                       1995            1994            1993
==============================================================================================================================
Operating Revenues
  Gas Revenues                                                                       $56,204        $60,470          $54,292
  Merchandise Sales and Jobbing                                                        2,907          2,824            2,525
------------------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                                                         59,111         63,294           56,817
------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Cost of Gas                                                                         18,311         25,251           22,378
  Cost of Merchandise and Jobbing                                                      2,148          2,197            1,949
  Operations                                                                          15,826         14,913           13,742
  Maintenance                                                                          1,419          1,490            1,249
  Depreciation                                                                         5,055          4,013            3,468
  Taxes, Other Than Income Taxes                                                       4,758          4,600            4,103
------------------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                                         47,517         52,464           46,889
------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                                      11,594         10,830            9,928
------------------------------------------------------------------------------------------------------------------------------

Other Income and (Expense)
  Interest Expense                                                                    (5,485)        (5,419)          (3,947)
  Allowance for Borrowed Funds Used During Construction                                   57          2,003            1,038
  Interest Income                                                                        438            559              885
  Minority Interest                                                                     (312)          (284)            (232)
------------------------------------------------------------------------------------------------------------------------------
     Total Other Income (Expense)                                                     (5,302)        (3,141)          (2,256)
------------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                                             6,292          7,689            7,672
  Income Taxes                                                                         2,264          2,796            2,752
------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                             4,028          4,893            4,920
Preferred Stock Dividend Requirements                                                                     5               29
------------------------------------------------------------------------------------------------------------------------------
Earnings Applicable to Common Stock                                                   $4,028         $4,888           $4,891
------------------------------------------------------------------------------------------------------------------------------
Average Shares Outstanding                                                             3,208          2,752            2,733
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share of Common Stock                                                     $1.26          $1.78            $1.79
------------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

page
CONSOLIDATED
STATEMENTS OF
CASH FLOWS

==============================================================================================================================
Years Ended September 30, (in thousands)                                               1995           1994             1993
==============================================================================================================================
Cash Flows from Operating Activities:
  Net Income                                                                          $4,028         $4,893           $4,920
  Depreciation and Amortization                                                        5,261          4,207            3,645
  Provision for Losses on Accounts Receivable                                            293            259              128
  Provision for Deferred Income Taxes                                                    494           (286)           1,474
  Provision for Deferred Gas Cost                                                         39             74              (89)
  Minority Interest                                                                      176            215               94
------------------------------------------------------------------------------------------------------------------------------
                                                                                      10,291          9,362           10,172

  Changes in Operating Assets and Liabilities                                         (1,390)         3,646           (1,988)
------------------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                                      8,901         13,008            8,184
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Capital Expenditures                                                               (11,038)       (27,997)         (13,639)
  Acquisition of Business, Net of Cash Acquired                                                                      (11,603)
  Net Change in Temporary Investments                                                  1,900         11,000          (12,900)
------------------------------------------------------------------------------------------------------------------------------
        Net Cash Used In Investing Activities                                         (9,138)       (16,997)         (38,142)
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Repayment of Long-Term Debt                                                         (1,369)        (1,548)          (5,830)
  Proceeds from Issuance of Long-Term Debt                                                                            38,581
  Proceeds from Issuance of Common Stock                                                              9,318
  Changes in Short-Term Borrowings                                                     1,800
  Payment of Dividends, Net of Dividend Reinvestment                                  (3,216)        (2,749)          (2,511)
  Redemption of Preferred Stock                                                                        (642)
------------------------------------------------------------------------------------------------------------------------------
        Net Cash (Used) Provided by  Financing Activities                             (2,785)         4,379           30,240
------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                  (3,022)           390              282

Cash and Cash Equivalents at Beginning of Year                                         4,045          3,655            3,373
------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                              $1,023         $4,045           $3,655
------------------------------------------------------------------------------------------------------------------------------
Cash Paid During the Year for:
  Interest                                                                            $5,294         $5,309           $3,172
------------------------------------------------------------------------------------------------------------------------------
  Income Taxes                                                                        $1,938         $3,055           $2,218
------------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED
STATEMENTS OF
COMMON STOCKHOLDERS'
EQUITY

                                                                    Common Stock
                                                              ------------------------            Capital in
                                                              Number of           Par              Excess of            Retained
 (In thousands, except per share data)                         Shares            Value             Par Value            Earnings
====================================================================================================================================
Balance at September 30, 1992                                      2,729           $6,823                 $513             $23,085
Net Income                                                                                                                   4,920
Dividend Reinvestment Plan                                             7               16                  127
Cash Dividends:
  Common Stock - $.96 per share                                                                                             (2,624)
  Preferred Stock - $4.90 per share                                                                                            (29)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1993                                      2,736            6,839                  640              25,352
Net Income                                                                                                                   4,893
Dividend Reinvestment Plan                                             6               16                  153
Cash Dividends:
  Common Stock - $1.02 per share                                                                                            (2,914)
  Preferred Stock - $.83 per share                                                                                              (5)
Premium on Redemption of Preferred Stock                                                                                       (42)
Issuance of Common Stock                                             460            1,150                8,168
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                                      3,202            8,005                8,961              27,284
Net Income                                                                                                                   4,028
Dividend Reinvestment Plan                                             9               23                  162
Cash Dividends:
  Common Stock - $1.06 per share                                                                                            (3,400)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                                      3,211           $8,028               $9,123             $27,912
------------------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Mobile Gas Service Corporation, its wholly-owned subsidiaries, MGS Energy Services, Inc., MGS Storage Services, Inc., MGS Marketing Services, Inc., its 87.5% owned partnership, Bay Gas Storage Company, Ltd. (Bay Gas), and its 51% owned partnership, Southern Gas Transmission Company (collectively the"Company"). All significant intercompany balances and transactions have been eliminated.

PROPERTY, PLANT, AND EQUIPMENT

         The cost of additions includes direct labor and materials, allocable administrative and general expenses, pension and payroll taxes, and an allowance for funds used during construction. The cost of depreciable property retired, plus cost of dismantling, less salvage, is charged to accumulated depreciation. Estimated interest cost associated with property under construction, based upon weighted average interest rate for short-term borrowings or the interest rate on borrowings for specific projects, is capitalized as an allowance for borrowed funds used during construction.

         Maintenance, repairs, and minor renewals and betterment of property are charged to operations.

         Provisions for depreciation are computed principally on straight-line rates for financial statement purposes and on accelerated rates for income tax purposes. Depreciation for financial statement purposes is provided at an annual rate averaging approximately 4% of depreciable property, excluding the gas storage facility which is depreciated at an annual rate averaging 2.7%.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Temporary investments, consisting of certificates of deposit, committed to be used for construction are excluded from cash equivalents.

REVENUES AND GAS COSTS

         Rates charged to gas customers are subject to the jurisdiction of the Alabama Public Service Commission (APSC). Increases or decreases in the cost of gas and certain other costs are passed through to customers in accordance with provisions in the Company's rate schedules. Any over or under recoveries of these costs are charged or credited to cost of gas and included in current assets or liabilities.

         Revenues from residential and commercial customers are recorded as meters are read on a cycle basis throughout each month. The commodity cost of purchased gas applicable to gas delivered to customers but not yet billed under the cycle billing method is deferred.

INCOME TAXES

         Beginning October 1, 1993, the Company adopted the Statement of Financial Accounting Standards No. 109,"Accounting for Income Taxes" ("SFAS 109"). SFAS 109 required the Company to change to the asset and liability method of accounting for income taxes which required the establishment of deferred tax liabilities and assets, as measured by enacted tax rates, for all temporary differences caused when the tax basis of an asset or liability differs from that reported in the financial statements. Due to the regulated nature of the Company's utility business, the primary effect of adoption of this statement was recorded as a regulatory asset. The effect on income as a result of the adoption of this statement was not significant.

         For fiscal year ended September 30, 1993, deferred income taxes are generally recorded for timing differences between book and taxable income. The tax effect of differences in book and tax depreciation related to pre-1981 property additions, however, was flowed through to income.

         Investment tax credits realized after 1980 are deferred and amortized over the average life of the related property in accordance with regulatory treatment.

RECLASSIFICATIONS

         Certain amounts in the prior year financial statements have been reclassified to conform with the 1995 financial statement presentation.


2.       DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

THE FUNCTIONAL CLASSIFICATIONS FOR THE COST OF PROPERTY, PLANT, AND EQUIPMENT ARE AS FOLLOWS AT SEPTEMBER 30, (IN THOUSANDS):

                                                                       1995            1994
                                                                       ----            ----
Distribution Plant                                                   $85,646          $79,420
General Plant                                                         12,396           11,032
Storage Plant                                                         34,954           32,055
Transmission Plant                                                     3,464            3,464
Acquisition Adjustment                                                10,129           10,271
                                                                    --------          -------

         Total Property, Plant, and Equipment                       $146,589         $136,242
                                                                    ========         ========

THE COMPONENTS OF REGULATORY ASSETS ARE AS FOLLOWS AT SEPTEMBER 30, (IN THOUSANDS):

                                                              1995              1994
                                                              ----              ----
Income Taxes (Note 7)                                         $1,569           $1,736
Postemployment Benefits (Note 9)                                 211
                                                            --------         --------

         Total Regulatory Assets                              $1,780           $1,736
                                                            ========         ========


3.       REGULATORY MATTERS

DESCRIPTION OF BUSINESS

         The Company is engaged principally in the distribution of natural gas to residential, commercial, and industrial customers in South Alabama subject to regulation by the APSC. For the major portion of the Company's business, the APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Gas deliveries to certain industrial customers are subject to regulation by the APSC through contract approval. In September 1994, Bay Gas completed the development and construction of a natural gas storage facility located in a salt dome near the north end of the Company's service area. As a separate utility regulated by the APSC, Bay Gas' intrastate storage contracts require APSC approval. In addition, by Federal Energy Regulatory Commission order, Bay Gas is permitted to charge market-based rates for interstate storage services. The Company is also engaged in various unregulated activities including the sale and financing of gas appliances, jobbing work, and contract and consulting work for utilities and industrial customers. Substantially all property, plant, and equipment is considered utility plant. Included in property, plant, and equipment are acquisition adjustments, net of amortization, of $9,203,000 and $9,592,000 at September 30, 1995 and 1994, respectively. Such acquisition adjustments are being amortized to cost of service over the lives of the assets acquired.

FERC ORDER 636

         In April 1992, the Federal Energy Regulatory Commission (FERC) issued Order 636 which requires pipeline companies to unbundle services such as transportation and storage from traditional merchant service and offer these services on a nondiscriminatory basis to all shippers of natural gas. The Company and Koch Gateway Pipeline Company (Koch), formerly United Gas Pipe Line Company, have entered into contracts, approved by the FERC and effective April 1, 1994, complying with Order 636 methodology. Approximately twenty percent of the Company's firm gas supply is delivered under such contracts. Pricing under the contracts in accordance with Order 636 has not had a material impact on the Company's cost of gas. The remaining firm gas supply for the Company is obtained from intrastate sources and the Company's own storage facility.

         Order 636 permits pipelines to recover from their customers the transition costs of restructuring their services. On October 16, 1995, Koch filed tariff sheets, which have been approved by the FERC to be effective November 1, 1995, which reflect recovery of transition costs over a two-year period through a reservation surcharge. Based on the reservation surcharge in Koch's tariff sheets and the Company's contract reservation volumes over the next two years, the Company's share of transition costs is estimated to be $43,000.

TAKE-OR-PAY COSTS

         As a result of a take-or-pay cost settlement between Koch and its customers entered into during the year ended September 30, 1993, the Company
recorded a liability  of $860,000 during 1993.   An additional liability of
$679,000 was recorded during the year ended September 30, 1994 as a result of settlements filed in 1994 which resolved all take-or-pay cost recovery issues. The above settlements have been approved by the FERC, and the Company has recovered all take-or-pay costs from its customers as allowed by the APSC. During the year ended September 30, 1995, the Company paid all remaining unpaid take-or-pay costs as required by such settlements.

4.       CAPITAL STOCK

         In January 1993, the stockholders approved the Mobile Gas Service Corporation 1992 Stock Option Plan ("the Plan") which provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights to key employees. Under the Plan, 150,000 shares of the Company's authorized but unissued common stock have been reserved for issuance. No stock options or stock appreciation rights had been granted as of September 30, 1994. During the year ended September 30, 1995, 105,000 options were granted at an option price of $21.125, representing the market price on the date of the grant. Stock options become 25% exercisable on the first anniversary of the date of grant, and an additional 25% become exercisable each succeeding year. No stock options were exercised during 1995 and no stock options are exercisable at September 30, 1995. As of September 30, 1995, there remained 45,000 shares for which options may be granted under the Plan.

         At September 30, 1995, 24,000 shares of the Company's authorized but unissued common stock were reserved for issuance under the Company's Dividend Reinvestment Plan.

5.       RESTRICTIONS ON RETAINED EARNINGS

         The Company's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. At September 30, 1995, under the most limiting provisions, retained earnings in the amount of $10,143,177 were unrestricted.

6.        LONG-TERM DEBT

LONG-TERM DEBT CONSISTS OF THE FOLLOWING AT SEPTEMBER 30, (IN THOUSANDS):

                                                                               1995             1994
                                                                               ----             ----
Mobile Gas Service Corporation
         First Mortgage Bonds
            10.25% Series, Due October 1, 2003                                 $7,000           $7,500
            8.75% Series, Due July 1, 2022                                     12,000           12,000
            7.48% Series, Due July 1, 2023                                     12,000           12,000
         9% Note, Due May 13, 2023                                              3,914            4,001
Southern Gas Transmission Company
         Revenue Note, Series A, Due February 1, 1999
            (Interest varies from 6.875% to 8.05%)                              1,920            2,415
Bay Gas Storage Company, Ltd.
         8.19% Guaranteed Senior Secured Notes
            due December 1, 2014                                               22,213           22,500
                                                                            ---------        ---------

                 Total                                                         59,047           60,416
Less amounts due within one year                                                1,719            1,369
                                                                            ---------        ---------
                          Total long-term debt                                $57,328          $59,047
                                                                            =========        =========


         Maturities and sinking fund requirements on long-term debt in each of the five fiscal years subsequent to September 30, 1995 are as follows: 1996 - $1,719,000; 1997 -$2,068,000; 1998 - $2,180,000; 1999 - $2,100,000; and 2000 -
$1,962,000.

         Substantially all of the property of the Company is pledged as collateral for the long-term debt.

         At September 30, 1995, the Company had a $20 million revolving credit agreement which expires in July 1997, with a group of banks. Drawings upon the agreement may be made as needed providing that the Company is in compliance with certain covenants in the revolving credit agreement and other loan agreements. The Company currently is in compliance with all such convenants. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. Unused committed lines of credit at September 30, 1995 were $18.2 million. Short-term borrowings outstanding were $1.8 million with a weighted average interest rate of 6.875% at September 30, 1995. There were no short-term borrowings at September 30, 1994.

         7.      INCOME TAXES

THE COMPONENTS OF INCOME TAX EXPENSE ARE AS FOLLOWS FOR THE YEARS ENDED SEPTEMBER 30, (IN THOUSANDS):

                                                              1995              1994            1993
                                                              ----              ----            ----
Income Tax Components
         Current:
                 Federal                                      $1,622           $2,819           $1,185
                 State                                           172              287              117
                                                             -------          -------          -------
                                                               1,794            3,106            1,302
                                                             -------          -------          -------
         Deferred:
                 Federal                                         448             (260)           1,337
                 State                                            46              (26)             137
                                                             -------          -------          -------
                                                                 494             (286)           1,474
                                                             -------          -------          -------

         Deferred investment tax
           credit amortization                                   (24)             (24)             (24)
                                                             -------          -------          -------
                          Total                               $2,264           $2,796           $2,752
                                                             =======          =======          =======


THE TAX EFFECT OF TIMING DIFFERENCES IS AS FOLLOWS FOR THE YEAR ENDED SEPTEMBER 30, (IN THOUSANDS):

                                                                                         1993
                                                                                         ----
         Excess of tax over book depreciation
           on post-1980 property additions                                                $720
         Over collection of gas and certain other costs                                    977
         Other                                                                            (223)
                                                                                        ------

                          Total deferred income taxes                                   $1,474
                                                                                        ======



A RECONCILIATION OF INCOME TAX EXPENSE AND THE AMOUNT COMPUTED BY MULTIPLYING INCOME BEFORE INCOME TAXES BY THE STATUTORY FEDERAL INCOME TAX RATE FOR THE PERIODS INDICATED IS AS FOLLOWS FOR THE YEARS ENDED SEPTEMBER 30, (IN THOUSANDS):

                                                                1995             1994             1993
                                                                ----             ----             ----

Statutory Federal income taxes                                $2,139           $2,614           $2,608
Excess of book over tax depreciation on
         pre-1981 property additions                             109              106              104
State income taxes                                               144              172              168
Gas supply settlement                                            (74)             (68)            (153)
Other, net                                                       (54)             (28)              25
                                                             -------          -------         --------
         Income tax expense                                   $2,264           $2,796           $2,752
                                                             -------          -------         --------
Effective tax rate                                              36.0%            36.4%            35.9%

         Changes in the deferred income taxes relating to utility operations arising from the adoption of SFAS 109 represent income taxes recoverable through future rates over the life of the related assets and liabilities. A regulatory asset of $1,569,000 and $1,736,000 at September 30, 1995 and 1994, respectively, has been recorded as a result of the increase in the net deferred tax liability related to utility operations. In accordance with the current rate making practices followed by the APSC, the tax effect of these differences is expected to be collected in customer rates when such taxes become payable.

         No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

THE SIGNIFICANT TAX COMPONENTS OF THE COMPANY'S NET DEFERRED TAX LIABILITY AS OF SEPTEMBER 30, ARE (IN THOUSANDS)

                                                                               1995             1994
                                                                               ----             ----
Deferred Tax Liabilities:
         Differences between book and tax basis of property                    $7,860           $6,253
         Prepaid Insurance                                                        318              355
         Regulatory Asset                                                         568              629
         Other                                                                    156              190
                                                                              -------         --------
                                                                                8,902            7,427
                                                                              -------         --------
Deferred Tax Assets:
         Pension                                                                  593              546
         Purchased Gas Adjustment                                               2,158            1,117
         Gross Receipts Taxes                                                     371              409
         Unbilled Revenue                                                         169              271
         Postretirement                                                           244              232
         Other                                                                    694              507
                                                                              -------         --------
                                                                                4,229            3,082
                                                                              -------         --------
                 Net Deferred Tax Liability                                    $4,673           $4,345
                                                                              =======         ========


8.       RETIREMENT PLANS AND OTHER BENEFITS

         The Company has a noncontributory, defined benefit retirement plan covering substantially all of its employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and average compensation during the last five years of employment or years of service and compensation during the term of employment. The"projected unit credit" actuarial method was used to determine the service cost and actuarial liability. The Company annually contributes to the plan an amount deductible for Federal income tax purposes.

NET PERIODIC PENSION COST INCLUDED THE FOLLOWING COMPONENTS FOR THE YEARS ENDED SEPTEMBER 30, (IN THOUSANDS):

                                                                1995             1994            1993
                                                                ----             ----            ----
Service cost                                                    $431             $433             $429
Interest cost                                                  1,168            1,086              999
Actual return on plan assets                                  (3,549)            (490)          (3,320)
Net amortization and deferral                                  2,082             (856)           2,047
                                                               -----            -----            -----
   Net pension cost                                             $132             $173             $155
                                                               =====            =====            =====


ASSUMPTIONS USED IN THE ACTUARIAL COMPUTATIONS FOR THE YEARS ENDED SEPTEMBER 30
WERE:

                                                            1995             1994             1993
                                                            ----             -----            ----
Weighted average discount rate                              7.5%             7.5%             7.5%
Rate of increase in future compensation                     6.1%             6.1%             6.1%
Expected long-term rate of return on plan assets            7.5%             7.5%             7.5%


THE FOLLOWING TABLE SETS FORTH THE PLAN'S FUNDED STATUS AND AMOUNT RECORDED IN THE FINANCIAL STATEMENTS AT SEPTEMBER 30, (IN THOUSANDS):

                                                                        1995             1994
                                                                        ----             ----
Actuarial present value of benefit obligations:
         Vested benefits                                             $(12,177)        $(11,675)
         Nonvested benefits                                              (705)            (810)
                                                                     --------         --------
                 Accumulated benefit obligation                       (12,882)         (12,485)
Effect of projected future compensation                                (3,488)          (3,171)
                                                                     --------         --------
                 Projected benefit obligation                         (16,370)         (15,656)
Plan assets at market value, primarily listed stocks and bonds         22,717           20,011
                                                                     --------         --------
Excess of plan assets over projected benefit obligations                6,347            4,355
Unrecognized net gain                                                  (6,904)          (4,636)
Prior service cost not yet recognized                                     510              550
Remaining unrecognized net asset being
         recognized over 16.7 years                                    (1,592)          (1,776)
                                                                     --------         --------
                           Accrued pension cost                      $ (1,639)        $ (1,507)
                                                                     ========         ========


         The Company's eligible employees may participate in the Employee Savings Plan or the Bargaining Unit Employee Savings Plan by investing a percentage of their compensation in the Plans with the Company matching a part of the employee investment. The Company's contributions for the years ended September 30, 1995, 1994, and 1993 were $177,000, $162,000, and $145,000, respectively.

9.        OTHER POSTEMPLOYMENT BENEFITS

         The Company provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefits if they retire under the provisions of the Company's retirement plan.

         The Company is accruing costs over the expected service period of the employees. The"projected unit credit" actuarial method was used to determine the service cost and actuarial liability.

NET PERIODIC POSTRETIREMENT BENEFIT COST INCLUDED THE FOLLOWING COMPONENTS FOR THE YEARS ENDED SEPTEMBER 30, (IN THOUSANDS):

                                                                1995             1994             1993
                                                                ----             ----             ----
Service cost                                                     $78              $96              $94
Interest cost                                                    216              231              235
Actual return on plan assets                                    (150)             (18)             (41)
Net amortization and deferral                                     48              (48)              23
                                                                ----             ----             ----
         Net periodic postretirement benefit cost               $192             $261             $311
                                                                ----             ----             ----

ASSUMPTIONS USED IN THE ACTUARIAL COMPUTATIONS:
                                                                1995             1994             1993
                                                                ----             ----             ----
Weighted average discount rate                                  7.5%             7.5%             7.5%
Rate of increase in future compensation                         6.1%             6.1%             6.1%
Expected long-term rate of return on assets                     7.0%             7.0%             7.0%

         The September 30, 1995 accumulated benefit obligation was determined using an assumed health care cost trend rate of 10.7% in 1995, gradually declining to 5.0% in the year 2006 and thereafter. The September 30, 1994 accumulated benefit obligation was determined using an assumed health care cost trend rate of 13.7% in 1994 which gradually declines to 6.5% in the year 2010 and thereafter. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of September 30, 1995 would be increased by 10.7%. The effect of this change on the sum of the service cost and interest cost components would be an increase of 11.6%.

THE FOLLOWING TABLE SETS FORTH THE PLAN'S FUNDED STATUS AND AMOUNT RECORDED IN THE FINANCIAL STATEMENTS AT SEPTEMBER 30, (IN THOUSANDS):

                                                                       1995             1994
                                                                       ----             ----
Accumulated postretirement benefit obligation:
         Portion attributable to retirees                             $(1,623)         $(1,549)
         Fully eligible active plan participants                         (434)            (660)
         Other active plan participants                                (1,047)          (1,130)
                                                                      -------          -------
Accumulated postretirement benefit obligation                          (3,104)          (3,339)
Plan assets - cash equivalents, stocks and bonds                        1,421            1,052
                                                                      -------          -------
Accumulated postretirement benefit obligation
         in excess of plan assets                                      (1,683)          (2,287)
Unrecognized net loss                                                     375              229
Prior service cost not yet recognized                                    (566)
                                                                      -------          -------
Accrued postretirement benefit cost                                    (1,874)          (2,058)
          Less: Current accrued postretirement benefit cost               394              406
                                                                      -------          -------
Long-term accrued postretirement benefit cost                         $(1,480)         $(1,652)
                                                                      =======          =======

         The unrecognized net loss has resulted principally from a difference between estimated and actual health care costs.

         In September 1991, the Company formed two voluntary employees' beneficiary association (VEBA) trusts to fund postretirement health and life insurance benefits. The Company's contributions to this plan in 1995, 1994 and 1993 were $218,000, $200,000 and $450,000, respectively.

         Beginning October 1, 1994, the Company adopted the Statement of Financial Accounting Standards No. 112,"Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 required the Company to record the cost of providing postemployment benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. For the year ended September 30, 1995, the Company recorded a liability for postemployment benefits of $211,000 with a corresponding charge to regulatory assets. The regulatory asset is expected to be amortized to expense and will be recovered from customers through rates paid over a period to be determined by the APSC.

10.       COMMITMENTS AND CONTINGENCIES

         The Company has contracts, which expire at various dates through the year 2000, for firm supplies of natural gas. A portion of firm supply requirements are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas Service Corporation has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for an initial period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility. The purchased gas adjustment provisions of the Company's rate schedules permit the recovery of gas costs from the Company's customers.

         The Company is subject to various federal, state and local laws and regulations relating to the environment which have not had a material effect on the Company's financial position or results of operations.

         Like many gas distribution companies, prior to the widespread availability of natural gas, the Company manufactured gas for sale to its customers. In contrast to some other companies which operated multiple manufactured gas plants, the Company and its predecessor operated only one such plant, which discontinued operations in 1933. The process for manufacturing gas produced by-products and residuals, such as coal tar, and certain remnants of these residuals are sometimes found at former gas manufacturing sites.

         The Company conducted a preliminary assessment in 1994 of its former gas plant site and has tested certain waters in the vicinity of the site. The Company developed and has implemented a plan for the site based on advice of its environmental consultants, which involves securing and monitoring the site, and continued testing. Based on the results of tests to date, the Company does not believe that the site currently poses any threat to human health or the environment. While no conclusion can be reached at this time as to whether any further remedial action might ultimately be required, based on currently available information, it is believed that any costs with respect to the site are likely to be immaterial, and the Company has therefore established no reserve for such costs in its financial statements. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for investigation, remediation, or clean-up with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurance that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

11.      ACQUISITION OF GAS SYSTEM

         On May 13, 1993, the Company purchased a portion of the assets of the gas distribution system of the Utilities Board of the Town of Citronelle. The cost of the acquisition was $11.6 million. The purchase price consisted of cash and a $4.1 million 9% note payable over 20 years. The assets acquired, consisting primarily of utility plant, were recorded at their fair values using the purchase method of accounting. The acquired system serves approximately 8,000 customers in Mobile County, Alabama.

         The following unaudited pro forma information for the year ended September 30, 1993 presents the consolidated results of operations of the Company and Citronelle as if the acquisition had occurred on October 1, 1992. The pro forma information is not necessarily indicative of the results of operations which would have actually been obtained during such period (in thousands, except per share data).

Gas Revenues                                              $57,471
Earnings Applicable to Common Stock                       $ 4,850
Earnings per Share of Common Stock                          $1.77

12.      QUARTERLY FINANCIAL DATA (UNAUDITED)

QUARTERLY FINANCIAL DATA FOR 1995 AND 1994 IS SUMMARIZED AS FOLLOWS (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                                        Three Months Ended
                                                                    ------------------------
                                                     Dec. 31          Mar. 31          Jun. 30          Sep. 30
                                                     -------          -------          -------          -------
1995
Total operating revenues                             $13,784          $23,156          $12,039          $10,132
Total operating income                                $2,404           $5,817           $2,033           $1,340
Net income                                              $740           $2,792             $439              $57
Earnings per share of Common Stock                      $.23             $.87             $.14             $.02

1994
Total operating revenues                             $17,220          $24,738          $11,494           $9,842
Total operating income                                $3,088           $5,941           $1,241             $560
Net income (loss)                                     $1,558           $3,240             $341            $(246)
Earnings (loss) per share of Common Stock               $.57            $1.18             $.12            $(.09)

The pattern of quarterly earnings reflects a seasonal nature because weather conditions strongly influence operating results.


13.      SUBSEQUENT EVENT (UNAUDITED)

         During the year ended September 30, 1995, the Company petitioned the APSC for an increase in rates. Subsequent to year-end, the APSC approved an increase in rates designed to generate an additional $6,890,000 in annual revenues, excluding the effects of changes in the base price of gas. The increased rates went into effect on December 1, 1995.

                                                                     SCHEDULE II

               MOBILE GAS SERVICE CORPORATION AND SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                               (in thousands)


      COLUMN A           COLUMN B                     COLUMN C                   COLUMN D        COLUMN E
      --------           --------         -------------------------------        --------        --------
                                                     ADDITIONS
                                          -------------------------------
                                          CHARGED TO
                        BALANCE AT          COSTS            CHARGED TO                         BALANCE AT
                         BEGINNING           AND           OTHER ACCOUNTS       DEDUCTIONS          END
    DESCRIPTION           OF YEAR          EXPENSES            AMOUNT             AMOUNT          OF YEAR
    -----------           -------          --------            ------             ------          -------
 Reserves deducted from assets to
   which they apply -
 Allowance for doubtful accounts:

 September 30, 1995         $215              $293                       (1)        $242            $266
 September 30, 1994         $205              $260                       (1)        $250            $215
 September 30, 1993         $159              $128                       (1)        $ 82            $205


NOTES:
  (1) Accounts written off - net of recoveries.

                         MOBILE GAS SERVICE CORPORATION
                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      --------------------------------------------------------
3(a)           Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i)-B to Form 8-K Current
               Report dated January 28, 1994)

3(b)           By-laws, adopted January 27, 1995 (incorporated by reference to Exhibit 3(b) to Form 8-K Current Report dated January 27, 1995)

4(a)-1         Indenture of Mortgage and Deed of Trust of the Company dated as of December 1, 1941 (incorporated by reference to Exhibit B-a to Registration Statement No. 2-4887)

                        Sup. Ind.
                       Dated as of                    File Reference                    Exhibit
                       -----------                    --------------                    -------
4(a)-2                   10/1/44           Reg. No. 2-5493                             7-6
                                                                                       4(a)-3
4(a)-3                    7/1/52           Form 10-K for fiscal year ended
                                           September 30, 1985
4(a)-4                    6/1/54                    "                                  4(a)-4
4(a)-5                    4/1/57                    "                                  4(a)-5
4(a)-6                    7/1/61                    "                                  4(a)-6
4(a)-7                    6/1/63                    "                                  4(a)-7
4(a)-8                   10/1/64                    "                                  4(a)-8
4(a)-9                    7/1/72                    "                                  4(a)-9
4(a)-10                   8/1/75                    "                                  4(a)-10
4(a)-11                   7/1/79                    "                                  4(a)-11
4(a)-12                   7/1/82                    "                                  4(a)-12
4(a)-13                   7/1/86           Form 10-K for fiscal year ended             4(a)-13
                                           September 30, 1986

4(a)-14                  10/1/88           Form 10-K for fiscal year ended             4(a)-14
                                           September 30, 1989

4(a)-15                  7/1/92            Form 10-K for fiscal year                   4(a)-15
                                           ended September 30, 1992,

4(a)-16                  7/1/93            Form 10-K for fiscal year                   4(a)-16
                                           ended September 30, 1993,

4(a)-17                 12/3/93            Form 10-K for fiscal year                   4(a)-17
                                           ended September 30, 1993,

4(b)           Southern Gas Transmission Company Indenture (incorporated by reference to Exhibit 4(b) to Form 10-K for fiscal year ended September 30, 1992)

4(c)-1         Bay Gas Indenture dated as of October 1, 1992 (incorporated by reference to Exhibit 4(c) to Form 10-K for fiscal year ended September 30, 1992)

4(c)-2*        First Supplemental Indenture dated as of October 1, 1994 supplemental to Bay Gas Indenture

4(d)           Promissory Note to the Utilities Board of the Town of Citronelle dated May 13, 1993 (incorporated by reference to Form 10-K for fiscal year ended September 30, 1993)

10(d)-1        Firm Service Agreement with Koch Gas Services Company dated December 1, 1994 (incorporated by reference to Exhibit 10(d)-1 to Form 10-K for fiscal year ended September 30, 1994)

10(d)-2        Settlement Agreement with Koch Gateway Pipeline Company dated September 21, 1993 (incorporated by reference to Exhibit 10(d)-2 to Form 10-K for fiscal year ended September 30, 1993)

10(d)-3        No Notice Service Agreements between Koch Gateway Pipeline Company and Mobile Gas Service Corporation
               dated November 1, 1993 (incorporated by reference to Form S-1, Registration Statement No. 33-82498)

10(d)-4        Gas Supply Agreement between Mobile Gas Service Corporation and Koch Gas Services Company made as of the 1st day of April, 1994 (incorporated by reference to Form S-1, Registration Statement No. 33-82498)

10(e)-1        Gas Sale and Purchase Contract between Shell Gas Trading Company as Seller and Mobile Gas Service
               Corporation as Buyer dated January 1, 1992 (incorporated by reference to Exhibit 10(e) to Form 10-K for year ended September 30, 1992)

10(e)-2        Amendment dated December 1, 1993 to Gas Sale and Purchase Contract with Shell (incorporated by reference to Exhibit 10(e)-2 to Form 10-K for fiscal year ended September 30, 1993)

10(f) *        Agreement for Sale and Purchase of Gas - Mobile Plant dated August 10, 1995 between Mobil Natural Gas
               Inc. and Mobile Gas Service  Corporation

10(i)          Mobile Gas Service Corporation/Bay Gas Storage Company, Ltd. Gas Storage Agreement dated February 26,
               1992 (incorporated by reference to Exhibit 10(i) to Form 10-K for fiscal year ended September 30, 1992)

10(j)          Directors/Officers Indemnification Agreement (incorporated by reference to Exhibit 10(j) to Form 10-K for fiscal year ended September 30, 1992)

10(k)-1 **     Amended and Restated Supplemental Deferred Compensation Agreement with Walter L. Hovell, dated December
               11, 1992 (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended September 30,
               1992)

10(k)-2 **     Amendment to Amended and Restated Supplemental Deferred Compensation Agreement dated January 27, 1995 between the Company and Walter L. Hovell (incorporated by reference to Exhibit 10(k)-2 to Form 8-K
               Current Report dated January 27, 1995)

10(l)-1        Bay Gas Agreement by and among Mobile Gas Service Corporation, MGS Storage Services, Inc., MGS Energy
               Services, Inc. and Olin Corporation, dated December 5, 1991 (incorporated by reference to Exhibit 10(l)
               to Form 10-K for fiscal year ended September 30, 1992)

10(l)-2        Assignment of Limited Partnership Interest in Bay Gas Storage Company, Ltd. dated as of September 12,
               1994 (incorporated by reference to Exhibit 10(l)-2 to Form 10-K for fiscal year ended September 30,
               1994)

10(m)-1        Limited Partnership Agreement between MGS Storage Services, Inc., as General Partner, and MGS Energy
               Services, Inc., as Limited Partner (forming Bay Gas Storage Company, Ltd.), dated December 5, 1991
               (incorporated by reference to Exhibit 10(m) to Form 10-K for fiscal year ended September 30, 1992)

10(m)-2        First Amendment to Limited Partnership Agreement dated as of April 6, 1992 and Second Amendment to
               Limited Partnership Agreement dated as of September 12, 1994 (incorporated by reference to Exhibit
               10(m)-2 to Form 10-K for fiscal year ended September 30, 1994)

10(n)          Cavity Development and Storage Agreement between Olin Corporation and Bay Gas Storage Company, Ltd., dated January 14, 1992 (incorporated by reference to Exhibit 10(n) to Form 10-K for fiscal year ended
               September 30, 1992)

10(o) *        Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation dated as of May 15, 1995

10(p)          Note Guaranty Agreement between Mobile Gas Service Corporation and AmSouth Bank N.A., Trustee, dated as of January 1, 1992, relating to Indenture of Southern Gas Transmission Company (incorporated by reference to Exhibit 10(p) to Form 10-K for fiscal year ended September 30, 1992)

10(q)          Guaranty Agreement by Mobile Gas Service Corporation, dated as of October 1, 1992, relating to
               Indenture of Bay Gas Storage Company, Ltd. (incorporated by reference to Exhibit 10(q) to Form 10-K for fiscal year ended September 30, 1992)

10(r) **       Mobile Gas Service Corporation 1992 Stock Option Plan (incorporated by reference to Exhibit A to definitive proxy statement dated December 21, 1992)

10(s) **       Mobile Gas Service Corporation Incentive Compensation Plan (incorporated by reference to Exhibit B to definitive proxy statement dated December 21, 1992)

10(t)          Agreement for Purchase and Sale of Assets by and between The Utilities Board of the Town of Citronelle and Mobile Gas Service Corporation dated January 28,

               1993 (incorporated by reference to Exhibit 10(t) to Form 10-K for fiscal year ended September 30, 1993)

10(u) *        Revolving Credit Agreement dated July 17, 1995 by and among Mobile Gas Service Corporation as Borrower,
               AmSouth Bank of Alabama as Agent, and AmSouth Bank of Alabama, First Alabama Bank, Whitney Bank of
               Alabama, Bank of Mobile, SouthTrust Bank of Alabama, N.A., and Commonwealth National Bank as Lenders

10(v)          Compressor Facility and Pipeline Construction Agreement between Bay Gas Storage Company, Ltd. and BE&K
               Construction Company dated January 13, 1994 (incorporated by reference to Exhibit 10(v) to Form S-1
               Registration Statement No. 33-82498)

10(w)          Contract for Construction of the Bay Gas Pipeline System between Bay Gas Storage Company, Ltd. and WHC,
               Inc. dated January 10, 1994 (incorporated by reference to Exhibit 10(w) to Form S-1 Registration
               Statement No. 33-82498)

10(x) **       Letter dated October 7, 1994 from Mobile Gas Service Corporation to John S. Davis confirming terms of employment (incorporated by reference to Exhibit A to Form 8-K Current Report filed November 2, 1994)

10(y) **       Consulting Agreement dated January 27, 1995 between the Company and Walter L. Hovell (incorporated by reference to Exhibit 10(y) to Form 8-K Current Report dated January 27, 1995)

10(z) **       Mobile Gas Service Corporation Non-Employee Directors Deferred Fee Plan (incorporated by reference to
               Exhibit 10(z) to Form 8-K Current Report dated January 27, 1995)

21 *           Subsidiaries of Registrant and Partnerships in which Registrant Owns an Interest

23 *           Consent of Deloitte & Touche

27 *           Financial Data Schedule


*Filed herewith

** Management contract or compensatory plan or arrangement