Form 10-Q
period 1995-12-31
MOBILE GAS SERVICE CORP
filed 1996-02-14
CIK 67212

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended December 31, 1995 Commission File No. 0-234
                           -----------------                     -----



                       MOBILE GAS SERVICE CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



                 Alabama                                63-0142930
--------------------------------------------------------------------------------
     (State or other jurisdiction of                  I.R.S. Employer
     incorporation or organization)                   Identification No.)



           2828 Dauphin Street, Mobile, Alabama            36606
--------------------------------------------------------------------------------
          (Address of principal executive office)        (Zip Code)

      Registrant's telephone number, including area code       334-476-2720
                                                         -----------------------




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X    No
                                 -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report. Common Stock ($2.50 par value) outstanding - 3,213,394 shares.


                      Total pages in this report    12
                                                 --------

                         MOBILE GAS SERVICE CORPORATION



                                     INDEX



                                                                                                                 Page No.
                                                                                                                 --------
PART I.  Financial Information:

                 Consolidated Balance Sheets - December 31,
                 1995 and 1994 and September 30, 1995                                                               3 - 4


                 Consolidated Statements of Income - Three and
                 Twelve Months Ended December 31, 1995 and 1994                                                         5


                 Consolidated Statements of Retained Earnings -
                 Three and Twelve Months Ended December 31, 1995
                 and 1994                                                                                               6


                 Consolidated Statements of Cash Flows - Three
                 Months Ended December 31, 1995 and 1994                                                                6


                 Notes to Consolidated Financial Statements                                                             7


                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                                     8 - 10



PART II.         Other Information                                                                                     11


Exhibit Index                                                                                                          12

                         PART I.  FINANCIAL INFORMATION


                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                               December 31,           September 30,
Assets                                                     1995            1994           1995
                                                         ------------------------     ------------
                                                                (Unaudited)
Property, Plant, and Equipment                           $146,579        $139,071       $146,589
Less Accumulated Depreciation and Amortization             33,090          29,412         31,853
                                                         --------        --------       --------
    Property, Plant, and Equipment in Service - Net       113,489         109,659        114,736

Construction Work in Progress                               1,223           3,124            188
                                                         --------        --------       --------

      Total Property, Plant, and Equipment                114,712         112,783        114,924
                                                         --------        --------       --------


Current Assets:
  Cash and Cash Equivalents                                 1,548             409          1,023
  Receivables:
    Gas                                                     6,038           4,424          2,809
    Merchandise                                             1,468           1,631          1,444
    Other                                                     225             251            208
    Allowance for Doubtful Accounts                          (331)           (261)          (266)
  Materials, Supplies, and Merchandise                      1,045             828          1,206
  Gas Stored Underground for Current Use                    1,094           1,725          1,352
  Deferred Gas Costs                                        1,335             819            156
  Deferred Income Taxes                                     3,146           2,275          3,540
  Prepayments                                               1,292             912          1,456
                                                         --------        --------       --------

        Total Current Assets                               16,860          13,013         12,928
                                                         --------        --------       --------

Regulatory Asset                                            1,738           1,712          1,780
                                                         --------        --------       --------

Merchandise Receivables Due After One Year                  5,448           4,767          5,305
                                                         --------        --------       --------

Deferred Charges                                            1,701           1,892          1,630
                                                         --------        --------       --------

            Total                                        $140,459        $134,167       $136,567
                                                         ========        ========       ========



See Accompanying Notes to Consolidated Financial Statements.

 (In Thousands Except Share Data)


                                                                   December 31,          September 30,
Liabilities                                                   1995            1994           1995
                                                            ------------------------     ------------
                                                                   (Unaudited)
Capitalization:
  Stockholders' Equity
    Common Stock, $2.50 Par Value
     (Authorized 4,000,000 Shares;
     Outstanding: December 1995 -
      3,213,000 Shares; December 1994 -
      3,204,000 Shares; September 1995 -
      3,211,000 Shares)                                     $  8,033        $  8,010         $  8,028
    Capital in Excess of Par Value                             9,166           9,001            9,123
    Retained Earnings                                         28,849          27,191           27,912
                                                            --------        --------         --------
         Total Stockholders' Equity                           46,048          44,202           45,063
  Minority Interest in Consolidated Subsidiary                 2,240           1,889            2,011
  Long-Term Debt (Less Current Maturities)                    56,129          58,420           57,328
                                                            --------        --------         --------
            Total Capitalization                             104,417         104,511          104,402
                                                            --------        --------         --------

Current Liabilities:
  Current Maturities of Long-Term Debt                         2,003           1,376            1,719
  Notes Payable                                                3,600           2,500            1,800
  Accounts Payable                                             4,004           3,295            2,249
  Take-or-Pay Costs                                                              950
  Dividends Declared                                             868             833              867
  Customer Deposits                                            1,495           1,484            1,558
  Taxes Accrued                                                2,348           2,023            2,273
  Interest Accrued                                             1,537           1,541            1,673
  Deferred Purchased Gas Adjustment                            5,889           3,335            5,960
  Other Liabilities                                            2,241           1,672            2,237
                                                            --------        --------         --------
            Total Current Liabilities                         23,985          19,009           20,336
                                                            --------        --------         --------

Accrued Pension Cost                                           1,672           1,552            1,639
Accrued Postretirement Benefit Cost                            1,510           1,682            1,480
Accumulated Deferred Income Taxes                              8,385           6,898            8,213
Accumulated Deferred Investment Tax Credits                      490             515              497
                                                            --------        --------         --------

                 Total                                      $140,459        $134,167         $136,567
                                                            ========        ========         ========



See Accompanying Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                    Three Months              Twelve Months
                                                 Ended December 31,         Ended December 31,
                                                -------------------       ---------------------
                                                 1995        1994          1995          1994
                                                -------     -------       -------       -------
Operating Revenues
  Gas Revenues                                  $15,933     $12,829       $59,321       $56,892
  Merchandise Sales and Jobbing                     883         955         2,835         2,966
                                                -------     -------       -------       -------
     Total Operating Revenues                    16,816      13,784        62,156        59,858
                                                -------     -------       -------       -------

Operating Expenses
  Cost of Gas                                     4,739       3,850        19,203        21,811
  Cost of Merchandise and Jobbing                   668         728         2,087         2,310
  Operations                                      4,211       4,014        16,027        15,132
  Maintenance                                       397         373         1,443         1,583
  Depreciation                                    1,354       1,266         5,143         4,298
  Taxes, Other Than Income Taxes                  1,332       1,149         4,941         4,579
                                                -------     -------       -------       -------
        Total Operating Expenses                 12,701      11,380        48,844        49,713
                                                -------     -------       -------       -------

Operating Income                                  4,115       2,404        13,312        10,145
                                                -------     -------       -------       -------

Other Income and (Expense)
  Interest Expense                               (1,353)     (1,348)       (5,497)       (5,490)
  Allowance for Borrowed Funds Used
   During Construction                                3          19            41         1,610
  Interest Income                                   193         162           469           555
  Minority Interest                                 (95)        (84)         (323)         (292)
                                                -------     -------       -------       -------
     Total Other Income (Expense)                (1,252)     (1,251)       (5,310)       (3,617)
                                                -------     -------       -------       -------

Income Before Income Taxes                        2,863       1,153         8,002         6,528
                                                -------     -------       -------       -------

Income Taxes                                      1,059         413         2,910         2,453
                                                -------     -------       -------       -------

Net Income                                      $ 1,804     $   740       $ 5,092       $ 4,075
                                                -------     -------       -------       -------

Earnings Per Share of Common Stock              $  0.56     $  0.23       $  1.59       $  1.42
                                                =======     =======       =======       =======

Cash Dividends Per Share of Common Stock        $  0.27     $  0.26       $  1.07       $  1.03
                                                =======     =======       =======       =======

Average Common Shares Outstanding                 3,213       3,204         3,210         2,869
                                                =======     =======       =======       =======



See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (Unaudited)
                                 (In Thousands)

                                                     Three Months              Twelve Months
                                                  Ended December 31,         Ended December 31,
                                                ---------------------      --------------------
                                                  1995          1994         1995         1994
                                                -------       -------      -------      -------
Balance at Beginning of Period                  $27,912       $27,284      $27,191      $26,179
Net Income                                        1,804           740        5,092        4,075
                                                -------       -------      -------      -------
     Total                                       29,716        28,024       32,283       30,254
Less:  Dividends                                    867           833        3,434        3,063
                                                -------       -------      -------      -------
Balance at End of Period                        $28,849       $27,191      $28,849      $27,191
                                                =======       =======      =======      =======



                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                   Three Months
                                                                Ended December 31,
                                                               -------------------
                                                                1995         1994
                                                               ------      -------
Cash Flows from Operating Activities:
  Net Cash Provided by (Used In) Operating Activities          $1,660      ($1,626)
                                                               ------      -------

Cash Flows From Investing Activities:
    Capital Expenditures                                       (1,201)      (5,002)
    Net Change in Temporary Investments                                      1,900
                                                               ------      -------

  Net Cash Used in Investing Activities                        (1,201)      (3,102)
                                                               ------      -------

Cash Flows From Financing Activities:
  Repayment of Debts                                             (915)        (620)
  Short-Term Borrowings, Net                                    1,800        2,500
  Payment of Dividends, Net of Dividend Reinvestment             (819)        (788)
                                                               ------      -------

  Net Cash Provided by Financing Activities                        66        1,092
                                                               ------      -------

Net Increase (Decrease) in Cash and Cash Equivalents              525       (3,636)
                                                               ------      -------

Cash & Cash Equivalents at Beginning of Period                  1,023        4,045
                                                               ------      -------

Cash & Cash Equivalents at End of Period                       $1,548      $   409
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

Note 2. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three month periods ended December 31, 1995 and 1994 are not indicative of the results to be expected for the full year.

Note 3. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made and are of a recurring nature. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

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

FINANCIAL CONDITION

         Cash requirements in the first quarter of the fiscal year have been met through internally generated funds and short-term bank borrowings. Cash flow from operations was $1.7 million for the three months ended December 31, 1995 compared to operations using cash of $1.6 during the same period in 1994. This increase is due to increased net income and changes in asset and liability account balances.

         The Company's capital needs are due primarily to its on-going construction program. The Company has significant construction projects on-going which are in addition to its normal construction program. During 1995, Mobile Gas entered into a long-term contract with Tuscaloosa Steel to transport gas to its facility which is to be operational by mid 1997. In order to service Tuscaloosa Steel, the Company will construct five miles of new high pressure pipeline and upgrade other segments of the system, representing a capital commitment of nearly $10 million. At December 31, 1995, the Company has expended $335,000 on this capital project. When Tuscaloosa Steel's plant becomes operational, it will become the largest single user of natural gas in the Company's service area. Also, a pipeline interconnect between Bay Gas and Koch Gateway Pipeline Company was completed in February 1996 at a cost of $1 million. This interconnect and the interconnect with Florida Gas Transmission, which was completed in July 1995, marks Bay Gas' entry into the interstate gas storage markets. Total construction in fiscal year 1996 is estimated to be $9.7 million. Funds for the Company's working capital and capital needs are expected to come from internal cash generation and drawings upon the Company's unused lines of credit totaling $16.4 million at December 31, 1995. Management believes the Company has adequate financial flexibility to meet its anticipated cash needs in the foreseeable future.

RESULTS OF OPERATIONS

         Earnings applicable to common stock for the three months ended December 31, 1995 and 1994 amounted to $1,804,000 and $740,000, respectively. Earnings during the twelve months ended December 31, 1995 and 1994 were $5,092,000 and $4,075,000, respectively. The increase in earnings resulted primarily from colder weather combined with a general rate increase which went into effect on December 1, 1995.

         Gas revenues increased 24% for the three months ended December 31, 1995 compared to the corresponding period in 1994. This increase is primarily attributed to the effect of weather which was 83% colder than the three months ended December 31, 1994 and 14% colder than normal. As a result of colder weather, volumes sold and delivered to temperature sensitive customers during the three months ended December 31, 1995 increased 31% compared to the same prior year period. The general rate increase, which was approved by the Alabama Public Service Commission, is designed to provide additional annual revenues of $6,890,000. Gas revenues for the twelve months ended December 31, 1995 increased 4% compared to the corresponding period in 1994. The results of the three months ended December 31, 1995 contributed primarily to the increase in gas revenues for the twelve month period. In addition to the above impacts, gas revenues increased due to industrial gas deliveries which were 5% and 11%, respectively, higher for the three and twelve month periods ended December 31, 1995.

         Cost of gas increased 23% for the three months ended December 31, 1995 compared to the same prior year period as a result of the same factors affecting gas revenues. Cost of gas decreased 12% for the twelve months ending December 31, 1995 compared to the prior year period despite an increase in gas revenues. The decrease in cost of gas during the twelve month period is attributed to the Company's use of the Bay Gas storage facility as opposed to interstate pipeline companies for storage of gas to ensure that sufficient supplies are available during peak demand periods. Bay Gas commenced operations on September 12, 1994; therefore, a full year effect of utilizing Bay Gas is reflected in the cost of gas for the twelve months ended December 31, 1995.

         Operations and maintenance expense in the aggregate increased 5% for both the three and twelve month periods ending December 31, 1995. General inflation has contributed to the increase for both periods. Additionally, the start- up of Bay Gas operations in September 1994, and the increase in Bay Gas operational activity has resulted in increased operation and maintenance expenses for both current year periods compared to the same prior year periods.

         Depreciation expense increased 7% and 20% for the three and twelve month periods ended December 31, 1995. Increases for both periods were due to continued growth in depreciable plant in service and as a result of the commencement of Bay Gas operations.

         Taxes, other than income taxes, consist primarily of state and local taxes which are based on gross revenues and fluctuate accordingly. These taxes are passed through to customers and thus do not impact the Company's net income.

         Net interest expense increased $1,576,000 for the twelve months ended December 31, 1995 compared to the prior year period. As a result of the commencement of Bay Gas operations, interest related to the long term debt of Bay Gas was no longer capitalized. Such capitalized interest was previously reflected in the allowance for borrowed funds used during construction which had the effect of reducing interest expense.

         Income tax expense changed primarily in relation to changes in pre-tax income for the periods ending December 31, 1995.

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

                                             MOBILE GAS SERVICE CORPORATION
                                             ---------------------------------
                                                       (Registrant)



Date      February 14, 1996                        /s/ John S. Davis
     -------------------------               ---------------------------------
                                                       John S. Davis
                                                       President and
                                                  Chief Executive Officer



Date      February 14, 1996                        /s/ Charles P. Huffman
     -------------------------               ---------------------------------
                                                       Charles P. Huffman
                                               Vice President, Chief Financial
                                                   Officer, and Treasurer

                                 EXHIBIT INDEX


EXHIBIT NO.                     DESCRIIPTION
-----------                     ------------

   27                            Financial Data Schedule