Form 10-Q
period 1996-03-31
MOBILE GAS SERVICE CORP
filed 1996-05-15
CIK 67212

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                   Form 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



           For Quarter Ended March 31, 1996 Commission File No. 0-234
                             --------------                     -----


                         MOBILE GAS SERVICE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Alabama                                                63-0142930
- --------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



  2828 Dauphin Street, Mobile, Alabama                                36606
- --------------------------------------------------------------------------------
 (Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code     334-476-2720
                                                  ------------------------------

                                   No Change
- --------------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report


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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report. Common Stock (2.50 par value) outstanding - 3,215,394 shares.


                      Total pages in this report   12
                                                 ------

                         MOBILE GAS SERVICE CORPORATION



                                     INDEX



                                                                                                                 Page No.
                                                                                                                 --------
PART I. Financial Information:

           Consolidated Balance Sheets - March 31,
           1996 and 1995 and September 30, 1995                                                                   3 - 4


           Consolidated Statements of Income - Three, Six,
           and Twelve Months Ended March 31, 1996 and 1995                                                          5


           Consolidated Statements of Retained Earnings -
           Three, Six, and Twelve Months Ended March 31, 1996
           and 1995                                                                                                 6


           Consolidated Statements of Cash Flows - Six
           Months Ended March 31, 1996 and 1995                                                                     6


           Notes to Consolidated Financial Statements                                                               7


           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                                          8 - 10



PART II.  Other Information                                                                                        11

Exhibit Index                                                                                                      12

                         PART 1. FINANCIAL INFORMATION


                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                   March 31,               September 30,
Assets                                                                      1996               1995            1995
                                                                           --------------------------      -------------
                                                                                   (Unaudited)
Property, Plant, and Equipment                                             $148,961         $142,942         $146,589
Less: Accumulated Depreciation and Amortization                              34,073           30,226           31,853
                                                                           --------         --------         --------
   Property, Plant, and Equipment in Service - Net                          114,888          112,716          114,736

Construction Work in Progress                                                 1,144              974              188
                                                                           --------         --------         --------
    Total Property, Plant, and Equipment                                    116,032          113,690          114,924
                                                                           --------         --------         --------
Current Assets:
Cash and Cash Equivalents                                                     1,791            1,736            1,023
Receivables:
   Gas                                                                        7,131            4,814            2,809
   Merchandise                                                                1,503            1,673            1,444
   Other                                                                        384              388              208
   Less Allowance for Doubtful Accounts                                        (438)            (280)            (266)
Materials, Supplies, and Merchandise                                          1,216            1,142            1,206
Gas Stored Underground for Current Use                                          525              778            1,352
Deferred Gas Costs                                                              942              366              156
Deferred Income Taxes                                                         2,708            3,438            3,540
Prepayments                                                                     931              697            1,456
                                                                           --------         --------         --------
     Total Current Assets                                                    16,693           14,752           12,928
                                                                           --------         --------         --------
Regulatory Asset                                                              1,578            1,688            1,780
                                                                           --------         --------         --------
Merchandise Receivables Due After One Year                                    5,326            4,991            5,305
                                                                           --------         --------         --------
Deferred Charges                                                              1,629            1,582            1,630
                                                                           --------         --------         --------
        Total                                                              $141,258         $136,703         $136,567
                                                                           ========         ========         ========

See Accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                            March 31,                       September 30,
Capitalization and Liabilities                                      1996                 1995                    1995
                                                                  ----------------------------              -------------
                                                                           (Unaudited)
Capitalization:
Stockholders' Equity
   Common Stock, $2.50 Par Value
   (Authorized 4,000,000 Shares;
   Outstanding: March, 1996 -
   3,215,000 Shares; March, 1995 -
   3,207,000 Shares; September, 1995 -
   3,211,000 Shares)                                              $    8,038         $     8,016             $     8,028
   Capital in Excess of Par Value                                      9,206               9,041                   9,123
   Retained Earnings                                                  33,295              29,150                  27,912
                                                                  ----------         -----------             -----------
      Total Stockholders' Equity                                      50,539              46,207                  45,063
Minority Interest in Consolidated Subsidiary                           2,327               1,927                   2,011
Long-Term Debt (Less Current Maturities)                              55,989              58,007                  57,328
                                                                  ----------         -----------             -----------
        Total Capitalization                                         108,855             106,141                 104,402
                                                                  ----------         -----------             -----------
Current Liabilities:
Current Maturities of Long-Term Debt                                   2,013               1,666                   1,719
Notes Payable                                                                                900                   1,800
Accounts Payable                                                       4,327               1,692                   2,249
Dividends Declared                                                       868                 833                     867
Customer Deposits                                                      1,568               1,539                   1,558
Taxes Accrued                                                          3,752               3,744                   2,273
Interest Accrued                                                       1,763               1,819                   1,673
Deferred Purchased Gas Adjustment                                      3,547               5,596                   5,960
Other Liabilities                                                      2,308               1,978                   2,237
                                                                  ----------         -----------             -----------
        Total Current Liabilities                                     20,146              19,767                  20,336
                                                                  ----------         -----------             -----------
Accrued Pension Cost                                                   1,705               1,597                   1,639
Accrued Postretirement Benefit Cost                                    1,563               1,708                   1,480
Accumulated Deferred Income Taxes                                      8,504               6,981                   8,213
Accumulated Deferred Investment Tax Credits                              485                 509                     497
                                                                  ----------         -----------             -----------
            Total                                                 $  141,258         $   136,703             $   136,567
                                                                  ==========         ===========             ===========

See Accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (in Thousands, Except Per Share Data)


                                               Three Months               Six Months              Twelve Months
                                              Ended March 31,           Ended March 31,           Ended March 31,
                                           ----------------------   -----------------------    ----------------------
                                              1996         1995        1996         1995         1996          1995
                                           ----------   ---------   ----------   ----------    ---------     --------
Operating Revenues
 Gas Revenues                              $ 27,527     $ 22,505     $ 43,459     $ 35,334     $ 64,373      $ 55,278
 Merchandise Sales and Jobbing                  695          651        1,578        1,605        2,879         2,998
                                           --------     --------     --------     --------     --------      --------
  Total Operating Revenues                   28,222       23,156       45,037       36,939       67,252        58,276
                                           --------     --------     --------     --------     --------      --------
Operating Expenses
 Cost of Gas                                  9,264        9,299       14,003       13,150       19,194        19,587
 Cost of Merchandise and Jobbing                503          487        1,171        1,216        2,102         2,298
 Operations                                   5,045        4,265        9,256        8,279       16,810        15,604
 Maintenance                                    400          335          796          707        1,508         1,549
 Depreciation                                 1,354        1,278        2,708        2,543        5,220         4,595
 Taxes, Other Than Income Taxes               1,956        1,675        3,288        2,824        5,222         4,621
                                           --------     --------     --------     --------     --------      --------
     Total Operating Expenses                18,522       17,339       31,222       28,719       50,056        48,254
                                           --------     --------     --------     --------     --------      --------

Operating Income                              9,700        5,817       13,815        8,220       17,196        10,022
                                           --------     --------     --------     --------     --------      --------

Other Income and (Expense)
 Interest Expense                            (1,331)      (1,424)      (2,684)      (2,772)      (5,404)       (5,605)
 Allowance for Borrowed Funds Used
 During Construction                              5           29            8           48           17         1,180
 Interest Income                                192          184          385          346          478           601
 Minority Interest                             (118)         (85)        (213)        (169)        (357)         (308)
                                           --------     --------     --------     --------     --------      --------
   Total Other Income (Expense)              (1,252)      (1,296)      (2,504)      (2,547)      (5,266)       (4,132)
                                           --------     --------     --------     --------     --------      --------
Income Before Income Taxes                    8,448        4,521       11,311        5,673       11,930         5,890
                                           --------     --------     --------     --------     --------      --------
Income Taxes                                  3,133        1,729        4,192        2,141        4,315         2,263
                                           --------     --------     --------     --------     --------      --------
Net Income                                 $  5,315     $  2,792     $  7,119     $  3,532     $  7,615      $  3,627
                                           ========     ========     ========     ========     ========      ========
Earnings Per Share of Common Stock         $   1.65     $   0.87     $   2.21     $   1.10     $   2.37      $   1.21
                                           ========     ========     ========     ========     ========      ========
Cash Div. Per Share of Common Stock        $   0.27     $   0.26     $   0.54     $   0.52     $   1.08      $   1.04
                                           ========     ========     ========     ========     ========      ========
Average Common Shares Outstanding             3,215        3,207        3,214        3,205        3,212         2,986
                                           ========     ========     ========     ========     ========      ========


See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (Unaudited)
                                 (In Thousands)

                                                   Three Months                Six Months             Twelve Months
                                                  Ended March 31,            Ended March 31,         Ended March 31,
                                             -----------------------      ---------------------    -------------------
                                              1996            1995         1996          1995        1996       1995
                                             -------         -------      -------       -------    --------    -------
Balance at Beginning of Period               $28,848         $27,191      $27,912       $27,284     $29,150   $28,734
Net Income for Period                          5,315           2,792        7,119         3,532       7,615     3,627
                                             -------         -------      -------       -------     -------   -------
   Total                                      34,163          29,983       35,031        30,816      36,765    32,361
Less: Dividends                                  868             833        1,736         1,666       3,470     3,211
                                             -------         -------      -------       -------     -------   -------
Balance at End of Period                     $33,295         $29,150      $33,295       $29,150     $33,295   $29,150
                                             =======         =======      =======       =======     =======   =======


                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                                   Six Months
                                                                                  Ended March 31,
                                                                              -----------------------
                                                                                 1996        1995
                                                                              ----------   ----------
Cash Flows from Operating Activities:
  Net Cash Provided by Operating Activities                                    $ 9,138     $ 4,408
                                                                               -------     -------
Cash Flows From Investing Activities:
  Capital Expenditures                                                          (3,882)     (7,198)
  Net Change in Temporary Investments                                                        1,900
                                                                               -------     -------
  Net Cash Used in Investing Activities                                         (3,882)     (5,298)
                                                                               -------     -------
Cash Flows From Financing Activities:
  Repayment of Debts                                                            (1,046)       (743)
  Short-Term Borrowings, Net                                                    (1,800)        900
  Payment of Dividends, Net of Dividend Reinvestment                            (1,642)     (1,576)
                                                                               -------     -------

  Net Cash Used In Financing Activities                                         (4,488)     (1,419)
                                                                               -------     -------
Net Increase (Decrease) in Cash and Cash Equivalents                               768      (2,309)
                                                                               -------     -------
Cash & Cash Equivalents at Beginning of Period                                   1,023       4,045
                                                                               -------     -------
Cash & Cash Equivalents at End of Period                                       $ 1,791     $ 1,736
                                                                               =======     =======


See Accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The consolidated financial statements include the accounts of Mobile Gas Service Corporation, its wholly-owned subsidiaries, MGS Energy Services, Inc., MGS Storage Services, Inc., MGS Marketing Services, Inc. its 87.5% owned partnership, Bay Gas Storage Company, Ltd. (Bay Gas), and its 51% owned partnership, Southern Gas Transmission Company (collectively the "Company") . Minority interest represents the respective other owner's proportionate share of the equity of Bay Gas and Southern Gas Transmission Company. All significant intercompany balances and transactions have been eliminated.

Note 2. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three and six month periods ended March 31, 1996 and 1995 are not indicative of the results to be expected for the full year.

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

     Bay Gas Storage Company, Ltd. (Bay Gas) is a limited partnership in which MGS Storage Services, Inc., a wholly owned subsidiary of Mobile Gas, is general partner and 87.5% owner. Bay Gas developed and constructed an underground cavern for the storage of natural gas which commenced operations in September 1994. Bay Gas is a regulated utility governed under the jurisdiction of the APSC and as such, Bay Gas' intrastate contracts are subject to APSC approval. In addition, by Federal Energy Regulatory Commission order, Bay Gas is permitted to charge market-based rates for interstate storage services.

     Unregulated operations include the sale and financing of appliances, jobbing work, and contract and consulting work for utilities and industrial customers.


FINANCIAL CONDITION

     Cash requirements in the second quarter of fiscal 1996 have been met through internally generated funds. Cash flow from operations was $9.1 million and $4.4 million, respectively, for the six months ended March 31, 1996 and 1995. The increase in cash flow from operations is due to increased net income and changes in asset and liability account balances.


     The Company's capital needs are due primarily to its on-going construction program. The Company has significant construction projects in progress which are in addition to its normal construction program. During 1995, Mobile Gas entered into a long-term contract with Tuscaloosa Steel to transport gas to its facility which is to be operational by mid-1997. In order to service Tuscaloosa Steel, the Company will construct five miles of new high pressure pipeline and upgrade other segments of the system, representing a capital commitment of nearly $10 million. At March 31, 1996, the Company has expended $454,000 on this capital project. When Tuscaloosa Steel's facility becomes operational, it will become the largest single user of natural gas in the Company's service area. Bay Gas has begun engineering work to increase the peak day withdrawal capacity of its storage facility from 100,000 MMBtu to 260,000 MMBtu at an estimated cost of $1.2 million. Once complete in December 1996, the expansion will enable Bay Gas to meet effectively its existing and potential customer withdrawal needs. Capital expenditures for the remainder of fiscal 1996 are estimated to be $6.9 million. Funds for the Company's capital needs are expected to come from internal cash generation and drawings upon the Company's unused lines of credit totaling $20 million at March 31, 1996. Management believes it has adequate financial flexibility to meet its anticipated cash needs in the foreseeable future.

RESULTS OF OPERATIONS

     Earnings per share for the three, six and twelve month periods ended March 31, 1996 were $1.65, $2.21 and $2.37, respectively. Earnings per share for the same prior year periods were $.87, $1.10 and $1.21, respectively. The increase in earnings per share resulted primarily from colder weather combined with a general rate increase which went into effect on December 1, 1995. The impact of colder weather increased earnings per share $.41, $.67 and $.62, respectively, for the three, six and twelve month periods and $.27, $.34 and $.31, respectively, compared to earnings that would have occurred with normal weather.

     Gas revenues increased 22%, 23% and 16%, respectively, for the three, six and twelve month periods ended March 31, 1996 compared to the corresponding periods in fiscal 1995. The increase in gas revenues was primarily due to weather which was 37%, 46% and 39%, respectively, colder than the prior year three, six and twelve months periods and 21%, 19% and 16%, respectively, colder than normal. As a result of the colder weather, volumes of gas sold and delivered to temperature sensitive customers increased 25%, 27% and 19%, respectively, during the current three, six and twelve month periods. The general rate increase, which was approved by the Alabama Public Service Commission, provided additional gross margin of $3,031,000 during the second quarter of fiscal 1996.

     Increases or decreases in the cost of gas are passed through to customers in accordance with the Purchased Gas Adjustment Rider provision in the Company's rate schedules. Any over or under recoveries of gas costs are charged or credited to cost of gas and included in current assets or liabilities. In conjunction with the general rate increase, the Purchased Gas Adjustment Rider component of rates was reduced, the cost of gas was underrecovered, and therefore the recorded cost of gas and a current liability for previously over-recovered gas costs were reduced by $2,215,000 in the second quarter of fiscal 1996. As a result, the cost of gas was flat compared to the second quarter of fiscal 1995 since an increase due to higher gas volumes sold was offset by a reduction due to the underrecovery of gas costs from customers. Cost of gas decreased 2% for the twelve months ended March 31, 1996 compared to the same prior year period. This decrease is attributed to the above impacts and due to the Company's use of the Bay Gas storage facility as opposed to interstate pipeline companies for storage of gas to ensure that sufficient supplies are available during peak demand periods. Bay Gas commenced operations on September 12, 1994; therefore, a full year effect of utilizing Bay Gas is reflected in the cost of gas for the twelve months ended March 31, 1996.

     Operations and maintenance expense in the aggregate increased 18%, 12% and 7%, respectively, for the three, six and twelve month periods ended March 31, 1996 as a result of increased payroll expenses, sales promotion and advertising expenses, maintenance costs, and Bay Gas operational activities.

     Depreciation expense increased 14% for the twelve month period ended March 31, 1996. The increase for this period was due to continued growth in depreciable plant in service and as a result of the commencement of Bay Gas operations in September 1994.

     Taxes, other than income taxes, consist primarily of state and local taxes which are based on gross revenues and fluctuate accordingly. These taxes are passed through to customers and thus do not impact the Company's net income.

     The allowance for borrowed funds used during construction has decreased $1,163,000 for the twelve months ended March 31, 1996 compared to the prior year period. As a result of the commencement of Bay Gas operations in September 1994, interest related to the long term debt of Bay Gas was no longer capitalized. Such capitalized interest was previously reflected in the allowance for borrowed funds used during construction which had the effect of reducing interest expense.

     Income tax expense changed primarily in relation to changes in pretax income for the periods ending March 31, 1996.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit No.
                 3(i)-c Articles of Amendment to the Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i)-c to Form 8-K Current Report filed February 7, 1996.)

                 10(g)            Deferred Compensation Agreement with John S.
                                  Davis dated January 26, 1996 (incorporated by reference to Exhibit 10(g) to Form 8-K Current Report filed February 7, 1996.)

                 27               Financial Data Schedule

         (b)     Reports on Form 8-K

                 During the quarter for which this report is filed, the Company filed one report on Form 8-K.

   Date of Report             Items Reported Under Item 5         Financial  Statement
   --------------             ---------------------------         --------------------
January 26, 1996 (filed       Adoption of an amendment                 None
February 7, 1996)             to the Restated Articles
                              of Incorporation of the
                              Company and election of
                              Directors of the Company.

                              Entering into a Deferred
                              Compensation Agreement with
                              John S. Davis dated January
                              26, 1996.

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


                                      MOBILE GAS SERVICE CORPORATION
                                      ------------------------------
                                                (Registrant)



Date   May 15, 1996                       /s/ John S. Davis
                                      ------------------------------
                                              John S. Davis
                                              President and
                                         Chief Executive Officer


Date   May 15, 1996                      s/s Charles P. Huffman
                                      ------------------------------
                                             Charles P. Huffman
                                        Vice President, Chief Financial
                                             Officer and Treasurer

                                EXHIBIT INDEX


Exhibit No.
- ----------
3(i)-c           Articles of Amendment to the Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i)-c to Form 8-K Current Report filed February 7, 1996.)

10(g)            Deferred Compensation Agreement with John S. Davis dated January 26, 1996 (incorporated by reference to
                 Exhibit 10(g) to Form 8-K Current Report filed February 7, 1996.)

27               Financial Data Schedule