Form 10-Q
period 1996-06-30
MOBILE GAS SERVICE CORP
filed 1996-08-09
CIK 67212

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


           For Quarter Ended June 30, 1996 Commission File No. 0-234
                             -------------                     -----


                      MOBILE GAS SERVICE CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Alabama                                           63-0142930
- --------------------------------------------------------------------------------
(State or other jurisdiction of                            I.R.S.Employer
incorporation or organization)                           Identification No.)

   2828 Dauphin Street, Mobile, Alabama                        36606
- --------------------------------------------------------------------------------
 (Address of principal executive office)                    (Zip Code)

     Registrant's telephone number, including area code 334-476-2720
                                                        ------------

                                   No change
- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X  No
                                 ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report. Common Stock (2.50 par value) outstanding - 3,218,383 shares.


                       Total pages in this report  12
                                                  ----

                       MOBILE GAS SERVICE CORPORATION



                                    INDEX





                                                                                                 Page No.
                                                                                                 --------
PART I.  Financial Information:

                  Consolidated Balance Sheets - June 30, 1996 and
                  1995 and September 30, 1995                                                     3 - 4

                  Consolidated Statements of Income - Three, Nine, and
                  Twelve Months Ended June 30, 1996 and 1995                                        5

                  Consolidated Statements of Retained Earnings - Three,
                  Nine, and Twelve Months Ended June 30, 1996 and 1995                              6

                  Consolidated Statements of Cash Flows - Nine Months
                  Ended June 30, 1996 and 1995                                                      6

                  Notes to Consolidated Financial Statements                                        7

                  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       8 - 10


PART II. Other Information                                                                         11

Exhibit Index                                                                                      12



                        PART I. FINANCIAL INFORMATION


                         CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                              June 30,
                                                       -----------------------    September 30,
Assets                                                    1996         1995           1995
                                                       -----------------------    -------------
                                                             (Unaudited)

Property, Plant, and Equipment                         $ 149,378     $ 142,765     $ 146,589
  Less Accumulated Depreciation and Amortization          35,150        31,100        31,853
                                                       ---------     ---------     ---------
    Property, Plant, and Equipment in Service - Net      114,228       111,665       114,736

Construction Work in Progress                              1,916         2,327           188
                                                       ---------     ---------     ---------

      Total Property, Plant, and Equipment               116,144       113,992       114,924
                                                       ---------     ---------     ---------


Current Assets:
  Cash and Cash Equivalents                                1,482           731         1,023
  Receivables:
    Gas                                                    4,308         2,960         2,809
    Merchandise                                            2,554         2,436         2,430
    Other                                                    423           245           208
    Less Allowance for Doubtful Accounts                    (366)         (217)         (266)
  Materials, Supplies, and Merchandise                     1,080         1,041         1,206
  Gas Stored Underground                                   2,069         1,357         1,352
  Deferred Gas Costs                                         309           211           156
  Deferred Income Taxes                                    2,441         3,721         3,540
  Prepayments                                              1,300         1,246         1,456
                                                       ---------     ---------     ---------

        Total Current Assets                              15,600        13,731        13,914
                                                       ---------     ---------     ---------

Regulatory Asset                                           1,469         1,663         1,780
                                                       ---------     ---------     ---------

Merchandise Receivables Due After One Year                 4,349         4,331         4,319
                                                       ---------     ---------     ---------

Deferred Charges                                           1,611         1,666         1,630
                                                       ---------     ---------     ---------

            Total                                      $ 139,173     $ 135,383     $ 136,567
                                                       =========     =========     =========



See Accompanying Notes to Consolidated Financial Statements.

                       (In Thousands, Except Share Data)


                                                     June 30,        September 30,
Capitalization and Liabilities                   1996        1995        1995
                                               --------------------  -------------
                                                  (Unaudited)

Capitalization:
  Stockholders' Equity
    Common Stock, $2.50 Par Value
     (Authorized 4,000,000 Shares;
     Outstanding: June, 1996 -
     3,218,000 Shares; June, 1995 -
     3,209,000 Shares; September, 1995 -
     3,211,000 Shares)                         $  8,046    $  8,022    $  8,028
    Capital in Excess of Par Value                9,269       9,081       9,123
    Retained Earnings                            33,784      28,722      27,912
                                               --------    --------    --------
         Total Stockholders' Equity              51,099      45,825      45,063
  Minority Interest                               2,378       1,962       2,011
  Long-Term Debt (Less Current Maturities)       55,405      57,463      57,328
                                               --------    --------    --------
            Total Capitalization                108,882     105,250     104,402
                                               --------    --------    --------

Current Liabilities:
  Current Maturities of Long-Term Debt            2,058       1,710       1,719
  Notes Payable                                   1,000                   1,800
  Accounts Payable                                3,190       1,450       2,249
  Dividends Declared                                901         866         867
  Customer Deposits                               1,549       1,549       1,558
  Taxes Accrued                                   3,341       3,983       2,273
  Interest Accrued                                1,389       1,412       1,673
  Deferred Purchased Gas Adjustment               2,082       6,118       5,960
  Other Liabilities                               2,349       1,938       2,237
                                               --------    --------    --------
            Total Current Liabilities            17,859      19,026      20,336
                                               --------    --------    --------

Accrued Pension Cost                              1,738       1,642       1,639
Accrued Postretirement Benefit Cost               1,569       1,737       1,480
Accumulated Deferred Income Taxes                 8,647       7,225       8,213
Accumulated Deferred Investment Tax Credits         478         503         497
                                               --------    --------    --------

                 Total                         $139,173    $135,383    $136,567
                                               ========    ========    ========

See Accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                             Three Months                Nine Months                Twelve Months
                                            Ended June 30,              Ended June 30,              Ended June 30,
                                        ----------------------      ----------------------      ----------------------
                                          1996          1995          1996          1995          1996          1995
                                        --------      --------      --------      --------      --------      --------
Operating Revenues
  Gas Revenues                          $ 14,333      $ 11,337      $ 57,793      $ 46,671      $ 67,380      $ 55,823
  Merchandise Sales and Jobbing              784           702         2,361         2,308         2,961         2,998
                                        --------      --------      --------      --------      --------      --------
     Total Operating Revenues             15,117        12,039        60,154        48,979        70,341        58,821
                                        --------      --------      --------      --------      --------      --------

Operating Expenses
  Cost of Gas                              3,569         3,081        17,573        16,230        19,682        18,788
  Cost of Merchandise and Jobbing            608           568         1,778         1,784         2,142         2,327
  Operations                               4,395         3,673        13,652        11,951        17,552        15,718
  Maintenance                                437           345         1,233         1,053         1,600         1,504
  Depreciation                             1,354         1,278         4,062         3,821         5,296         4,892
  Taxes, Other Than Income Taxes           1,279         1,061         4,567         3,886         5,432         4,778
                                        --------      --------      --------      --------      --------      --------
        Total Operating Expenses          11,642        10,006        42,865        38,725        51,704        48,007
                                        --------      --------      --------      --------      --------      --------

Operating Income                           3,475         2,033        17,289        10,254        18,637        10,814
                                        --------      --------      --------      --------      --------      --------

Other Income and (Expense)
  Interest Expense                        (1,287)       (1,346)       (3,971)       (4,118)       (5,345)       (5,608)
  Allowance for Borrowed Funds Used
   During Construction                        10             4            18            52            23           658
  Interest Income                            244            78           630           423           644           494
  Minority Interest                         (110)          (74)         (324)         (243)         (393)         (317)
                                        --------      --------      --------      --------      --------      --------
     Total Other Income (Expense)         (1,143)       (1,338)       (3,647)       (3,886)       (5,071)       (4,773)
                                        --------      --------      --------      --------      --------      --------

Income Before Income Taxes                 2,332           695        13,642         6,368        13,566         6,041
                                        --------      --------      --------      --------      --------      --------

Income Taxes                                 941           256         5,133         2,397         5,000         2,316
                                        --------      --------      --------      --------      --------      --------

Net Income                              $  1,391      $    439      $  8,509      $  3,971      $  8,566      $  3,725
                                        ========      ========      ========      ========      ========      ========

Earnings Per Share of Common Stock      $   0.43      $   0.14      $   2.65      $   1.24      $   2.66      $   1.20
                                        ========      ========      ========      ========      ========      ========

Cash Div. Per Share of Common Stock     $   0.28      $   0.27      $   0.82      $   0.79      $   1.09      $   1.05
                                        ========      ========      ========      ========      ========      ========

Average Common Shares Outstanding          3,218         3,209         3,216         3,206         3,214         3,103
                                        ========      ========      ========      ========      ========      ========

See Accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (Unaudited)
                                (In Thousands)

                                       Three Months            Nine Months           Twelve Months
                                      Ended June 30,          Ended June 30,         Ended June 30,
                                   -------------------     -------------------     -------------------
                                     1996       1995         1996       1995        1996        1995
                                   -------     -------     -------     -------     -------     -------
Balance at Beginning of Period     $33,295     $29,149     $27,912     $27,284     $28,722     $28,362
Net Income for Period                1,391         439       8,509       3,971       8,566       3,725
                                   -------     -------     -------     -------     -------     -------
     Total                          34,686      29,588      36,421      31,255      37,288      32,087
Less:  Dividends                       902         866       2,637       2,533       3,504       3,365
                                   -------     -------     -------     -------     -------     -------
Balance at End of Period           $33,784     $28,722     $33,784     $28,722     $33,784     $28,722
                                   =======     =======     =======     =======     =======     =======


                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)


                                                              Nine Months
                                                             Ended June 30,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
Cash Flows from Operating Activities:
  Net Cash Provided by Operating Activities              $ 10,727      $  7,238
                                                         --------      --------

Cash Flows From Investing Activities:
    Capital Expenditures                                   (5,411)       (8,813)
    Decrease in Temporary Investments                          --         1,900
                                                         --------      --------

  Net Cash Used in Investing Activities                    (5,411)       (6,913)
                                                         --------      --------

Cash Flows From Financing Activities:
  Repayment of Debts                                       (1,584)       (1,242)
  Short-Term Borrowings, Net                                 (800)
  Payment of Dividends, Net of Dividend Reinvestment       (2,473)       (2,397)
                                                         --------      --------

  Net Cash Used In Financing Activities                    (4,857)       (3,639)
                                                         --------      --------

Net Increase (Decrease) in Cash and Cash Equivalents          459        (3,314)

Cash & Cash Equivalents at Beginning of Period              1,023         4,045
                                                         --------      --------

Cash & Cash Equivalents at End of Period                 $  1,482      $    731
                                                         ========      ========




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

Note 2. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three and nine month periods ended June 30, 1996 and 1995 are not indicative of the results to be expected for the full year.

Note 3. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made and are of a recurring nature. The statement should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's annual report on Form 10-K for the full fiscal year ended September 30, 1995.

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

         Bay Gas Storage Company, Ltd. (Bay Gas) is a limited partnership in which MGS Storage Services, Inc., a wholly owned subsidiary of Mobile Gas, is general partner and 87.5% owner. Bay Gas operates an underground cavern for the storage of natural gas, and is a regulated utility governed under the jurisdiction of the APSC, and as such, Bay Gas' intrastate contracts are subject to APSC approval. In addition, by Federal Energy Regulatory Commission order, Bay Gas is permitted to charge market-based rates for interstate storage services.

         Unregulated operations include the sale and financing of appliances, jobbing work, and contract and consulting work for utilities and industrial customers.

FINANCIAL CONDITION

         Cash requirements in the third quarter of fiscal 1996 have been met through internally generated funds and short-term bank borrowings. Cash flow from operations for the nine months ended June 30, 1996 increased $3.5 million, or 48%, from the comparable period in fiscal 1995. The increase in cash flow from operations is due primarily to increased net income of $4.5 million.

         The Company's capital needs are due primarily to its on-going construction program. The Company has significant construction projects in progress which are in addition to its normal construction program. During 1995, Mobile Gas entered into a long-term contract with Tuscaloosa Steel to transport gas to its facility which is to be operational in the summer of 1997. In order to transport natural gas under that contract, Mobile Gas has begun construction of five miles of new high pressure pipeline and upgrades of certain other segments of the system. The total capital commitment to this project is nearly $10 million of which $522,000 has been expended as of June 30, 1996. When Tuscaloosa Steel's facility becomes operational, it will become the largest single user of natural gas in the Company's service area. In addition, Bay Gas is installing additional equipment which will more than double the maximum daily withdrawal capacity of its storage facility. When the expansion is completed in December 1997, it will enable Bay Gas to meet more effectively its existing and potential customer withdrawal needs. The estimated cost of the expansion is $1.2 million. Capital expenditures for the remainder of fiscal 1996 are estimated to be $ 1.8 million.

         Funds for the Company's working capital and capital needs are expected to come from internal cash generation, the issuance of long-term debt, and drawings upon the Company's unused lines of credit totaling $19 million at June 30, 1996. Management believes it has adequate financial flexibility to meet its anticipated cash needs in the foreseeable future.

RESULTS OF OPERATIONS

         Net income for the three, nine and twelve month periods ended June 30, 1996 was $1,391,000, $8,509,000 and $8,566,000, respectively. Net income for the same prior year periods was $439,000, $3,971,000 and $3,725,000, respectively. The increase in net income resulted primarily from colder weather combined with a general rate increase which went into effect on December 1, 1995. The impact of colder weather increased earnings per share $.14 for the three month period and $.81 for the nine and twelve month periods ended June 30, 1996. Colder weather increased earnings that would have occurred with normal weather $.11 per share for the three month period and $.45 per share for the nine and twelve month periods ended June 30, 1996.

         Weather normalized earnings, referred to above, will be useful in evaluating future earnings since the Alabama Public Service Commission authorized Mobile Gas to apply, on a prospective basis, a temperature rate adjustment to customers' gas bills for the months of November through April. This temperature rate adjustment will help level out the effects of temperature extremes on Company earnings by reducing high gas bills to customers in colder than normal weather and increasing gas revenues received by the Company in warmer than normal weather. The temperature rate adjustment will be reflected in customers' bills beginning in November 1996.

         Gas revenues increased 26%, 24% and 21%, respectively, for the three, nine and twelve month periods ended June 30, 1996 compared to the corresponding periods in fiscal 1995. The increase in gas revenues was primarily due to colder weather during the 1995-96 heating season. Temperatures in the Company's service area during the three month period were colder than prior year and normal by 139% and 89%, respectively. For the nine and twelve month periods, temperatures were 53% colder than prior year and 24% colder than normal. As a result of colder weather, volumes of gas sold and delivered to temperature sensitive customers increased 25%, 26% and 22%, respectively, during the current three, nine and twelve month periods. The general rate increase, which was approved by the Alabama Public Service Commission, is designed to provide additional annual revenues of $6,890,000.

         Changes in the cost of gas for the three, nine and twelve month periods ended June 30, 1996 were due primarily to the same factors affecting gas revenues.

         Operations and maintenance expense, in the aggregate increased 20%, 15% and 11%, respectively, for the three, nine and twelve month periods ended June 30, 1996 as a result of increased payroll, pension and benefits, maintenance costs, sales promotion and advertising, and allowance for bad debt expenses.

         Taxes, other than income taxes, consist primarily of state and local taxes which are based on gross revenues and fluctuate accordingly. These taxes are passed through to customers and thus do not impact the Company's net income.

         The allowance for borrowed funds used during construction decreased $635,000, or 97%, for the twelve months ended June 30, 1996 compared to the corresponding prior year period. As a result of the commencement of Bay Gas operations in September 1994, interest related to the long term debt of Bay Gas was no longer capitalized. Such capitalized interest was previously reflected in the allowance for borrowed funds used during construction which had the effect of reducing interest expense.

         Interest income increased $166,000, $207,000 and $150,000, respectively, for the three, nine and twelve month periods ended June 30, 1996 as a result of increased cash flow from operations which provided more opportunity to deposit excess funds in short-term investments.

         Income tax expense changed primarily in relation to changes in pre-tax income for the periods ending June 30, 1996.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

         (a)      Exhibits
                  --------

                  Exhibit No.

                         27    Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------

                  During the quarter for which this report is filed, there were no reports filed filed on Form 8-K.




                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MOBILE GAS SERVICE CORPORATION
                                           ------------------------------
                                                      (Registrant)



Date     August 9, 1996                           s/s  John S. Davis
    --------------------------        ------------------------------------------
                                                       John S. Davis
                                         President and Chief Executive Officer


Date     August 9, 1996                           s/s  Charles P. Huffman
    --------------------------        ------------------------------------------
                                                      Charles P. Huffman
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.
- -----------

    27    Financial Data Schedule