Form 10-K
period 1996-09-30
MOBILE GAS SERVICE CORP
filed 1996-12-23
CIK 67212

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 1996                     Commission File
                                                                    Number 0-234
                                                                           -----
                        Mobile Gas Service Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Alabama                                               63-0142930
-----------------------------------                         --------------------
(State or other Jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   2828 Dauphin Street, Mobile, Alabama                                 36606
-----------------------------------------                             ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (334) 476-2720
                                                                  --------------
         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of each exchange
         Title of each class                                on which registered
         -------------------                               ---------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

         The aggregate market value of Common Stock, Par Value $2.50 per share, held by non-affiliates (based upon the average of the high and low prices as reported by NASDAQ on November 30, 1996) was approximately $79,629,500.

         As of November 30, 1996, there were 3,225,499 shares of Common Stock, Par Value $2.50 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on January 31, 1996 are incorporated by reference into Part III.

                                    PART I


Item 1.  Business.

GENERAL

         Mobile Gas Service Corporation (together with its subsidiaries, the "Company" or "Registrant", and exclusive of its subsidiaries, "Mobile Gas") was incorporated under the laws of the State of Alabama in 1933. The Company is engaged in the purchase, distribution, sale and transportation of natural gas to over 100,000 residential, commercial and industrial customers in southwest Alabama, including the City of Mobile and adjacent areas. The Company's service territory covers approximately 300 square miles. Mobile Gas is also involved in merchandise sales, specifically sales of natural gas appliances.

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

         MGS Storage Services, Inc. ("MGS Storage"), a wholly-owned subsidiary, was incorporated on December 4, 1991. MGS Storage and MGS Energy formed Bay Gas Storage Company, Ltd. ("Bay Gas"), an Alabama limited partnership, on January 13, 1992, with MGS Storage as general partner and MGS Energy as the initial limited partner. Currently, MGS Storage holds a general partnership interest of 87 1/2% in Bay Gas and a 12 1/2% limited partnership interest is held by Olin Corporation. Bay Gas has constructed an underground gas storage cavern which is used to provide storage and delivery of natural gas for Mobile Gas and other customers.

         MGS Marketing Services, Inc. ("MGS Marketing"), a wholly-owned subsidiary, was incorporated on March 5, 1993 to assist existing and potential customers in the purchase of natural gas.

CUSTOMERS

         Of the approximately 100,000 customers of the Company, approximately 95% are residential customers. In the fiscal year ended September 30, 1996, approximately 64% of the Company's gas revenues was derived from residential sales, 12% from small commercial and industrial sales, 12% from large commercial and industrial sales, 10% from transportation services, and 2% from storage and miscellaneous services. Residential sales in 1996 accounted for approximately 16% of the total volume of gas delivered to the Company's customers, with small commercial and industrial, large commercial and industrial, and transportation deliveries accounting for approximately 4%, 6% and 74%, respectively. The ten largest customers of the Company accounted for approximately 10% of the Company's gross margin in fiscal 1996, with the largest accounting for approximately 2%. For further information with respect to revenues from and deliveries to the various categories of the Company's customers, see Item 6, "Selected Financial Data".

         In May 1995, the Company entered into a long-term contract with Tuscaloosa Steel Corporation to transport natural gas to a new iron ore reduction facility which is currently under construction on a site located adjacent to downtown Mobile. When fully operational, that facility is expected to use approximately 35,000 MMBTU of gas per day, making Tuscaloosa Steel the largest volume user of natural gas on the Company's system. To fulfill its obligations under such contract, the Company is constructing approximately five miles of new high pressure pipeline and upgrading certain other segments of its existing facilities, representing a capital commitment of nearly $10,000,000. The Company expects construction to be completed in mid-1997.

GAS SUPPLY

         The Company is directly connected to two natural gas processing plants in south Mobile County. Mobile Gas has contracted for a portion of its firm supply directly with these producers. For the fiscal year ended September 30, 1996, the Company obtained approximately 90% of its gas supply from sources located in the Mobile Bay area, with the balance being obtained from interstate sources.

         To encourage more competition among natural gas suppliers, the Federal Energy Regulatory Commission ("FERC") issued Order 636 in 1992. Order 636 required interstate pipelines to unbundle or separate gas sales, transportation and storage services. With the implementation of Order 636, most pipelines discontinued their traditional merchant function resulting in each local distribution company becoming responsible for obtaining all of its gas supply in the open market. While unbundling of these services allows a local distribution company, such as Mobile Gas, more flexibility in selecting and managing the type of services required to provide its customers with the lowest possible priced gas while maintaining a reliable gas supply, it also places additional responsibility on a distribution company to obtain its natural gas supply in the open market on a timely basis to fulfill commitments during peak demand periods. The Company believes that the Bay Gas storage facility, which had already been planned by the Company prior to Order 636, has enhanced its ability to respond to the changes in the industry brought about by Order 636.

         The Company has a current peak day firm requirement of 129,870 MMBtus. Firm supply needs of 80,000 MMBtu/day are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. The Company also has firm supply contracts with PanEnergy Trading and Market Services L.L.C., an assignee of a prior contract with Mobil Natural Gas, Inc. ("Mobil"), for 10,000 MMBtu/day until October 31, 2000 and Shell Gas Trading Company ("Shell") for 13,000 MMBtu/day until December 31, 1996, through the direct connections with Mobil and Shell's processing plants. The Company is negotiating currently with Coral Energy Resources, L.P. to contract for 13,000 MMBtu/day which will be supplied through the direct connection with Shell's processing plant. Additionally, the Company has contracted for firm transportation and storage service ("No-Notice Service") for 26,870 MMBtu/day from Koch under agreements extending to April 1, 1999. In conjunction with the No-Notice Service, the Company has contracted with Koch Gas Services, an affiliate of Koch, to provide firm gas supply through April 1, 1997.

GAS STORAGE

         Construction of the Bay Gas storage facility was completed in 1994. The cavern is designed to hold up to 3.7 BCF of natural gas. At full capacity, approximately 1.3 BCF of the gas to be injected into the storage cavern, called "base gas," will remain in the cavern to provide sufficient pressure to maintain cavern integrity, and the remainder, approximately 2.4 BCF, represents working storage capacity. Bay Gas has pipeline interconnects with Florida Gas Transmission and Koch which provide access to interstate markets.

         In 1994 Mobile Gas entered into a gas storage agreement with Bay Gas under which Bay Gas agreed to provide storage of approximately one-third of the working storage capacity for an initial period of 20 years. Under the Mobile Gas storage contract, injection and withdrawal capacity of 15,000 MMBtu/day and 80,000 MMBtu/day, respectively, is committed to Mobile Gas. At September 30, 1996, the storage facility's injection and withdrawal capacity was 35,000 MMBtu/day and 100,000 MMBtu/day, respectively. In November 1996, Bay Gas completed the installation of additional dehydration equipment which increased the withdrawal capacity to 260,000 MMBtu/day, of which 180,000 MMBtu is available to current and prospective customers other than Mobile Gas. An additional compressor will be added to increase the injection capacity if significant contracts are entered into which provide for firm injection services. There can be no assurance that Bay Gas will enter into additional contracts.

         Under its agreements with Olin, Bay Gas has the right to develop up to 2 additional caverns on the property leased from Olin. Olin has the right, until Bay Gas makes certain required payments to Olin prior to commencement of the construction of a second cavern, to increase its ownership interest in Bay Gas by an additional 12 1/2%, by purchasing from MGS Storage such additional percentage at a price based on the book equity of MGS Storage in Bay Gas. The Company is unable to determine at this time whether additional caverns will be developed at the storage facility, but anticipates that an additional cavern would be considered if and when contracts are obtained for the entire capacity of the first cavern.

COMPETITION

         Gas Distribution Competition. The Company is not in significant direct competition with respect to the retail distribution of natural gas to residential, small commercial and small industrial customers within its service area. Electricity competes with natural gas for such uses as cooking, water heating and space heating.

         The Company's large commercial and industrial customers with requirements of 200 MMBtu per day or more contract with the Company to transport customer-owned gas while other commercial and industrial customers buy natural gas from the Company. Some industrial customers have the capability to use either fuel oil, coal, wood chips or natural gas, and choose their fuel depending upon a number of factors, including the availability and price of such fuels. In recent years, the Company has had adequate supplies so that interruptible industrial customers that are capable of using alternative fuels have not had supplies curtailed, and the price of natural gas has remained at levels such that, in most cases, these industrial customers have chosen to use natural gas rather than other fuels. The Company's rate tariffs include a competitive fuel clause which allows the Company to adjust its rates to certain large commercial and industrial customers in order to compete with alternative energy sources. However, there can be no assurance that the current competitive advantage of natural gas over alternative fuels will continue. See "Rates and Regulation."

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

         Gas Storage Competition. A number of types of competitors may provide services like or in competition with those of Bay Gas. These include, among others, natural gas storage facilities, natural gas aggregators (who rebundle services ordered unbundled by Order 636), and natural gas pipelines. Bay Gas believes that its strategic geographic location and its ability to charge market-based rates for interstate storage services will enable it to effectively compete with such competitors. See "Rates and Regulation."

RATES AND REGULATION

         The Company's natural gas distribution operations are under the jurisdiction of the Alabama Public Service Commission ("APSC"). The APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Rates are determined by reference to rate tariffs approved by the APSC in traditional rate proceedings or, for certain large customers, on a case-by-case basis. In addition, pursuant to APSC order, rates for a limited number of large industrial customers are determined on a privately negotiated basis. The Company also is allowed to recover costs associated with the Company's replacement of cast iron mains. This component of rates is adjusted annually through a filing with the APSC. The rates for service rendered by the Company are on file with the APSC. The APSC also approves the issuance of debt and equity securities and has supervision and regulatory authority over service, equipment, accounting, and other matters.

         On June 10, 1996, the APSC authorized the Company to apply a temperature rate adjustment to customers' gas bills for the months of November through April. The temperature rate adjustment will help level out the effects of temperature extremes on Company earnings by reducing high gas bills to customers in colder than normal weather and increasing gas revenues received by the Company in warmer than normal weather. The temperature rate adjustment was reflected in customers' gas bills beginning November 1996.

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

         Bay Gas is a regulated utility governed under the jurisdiction of the APSC. As a regulated utility, Bay Gas' intrastate storage contracts are subject to APSC approval. Operation of the storage cavern and well-head equipment are subject to regulation by the Oil and Gas Board of the State of Alabama. Bay Gas is allowed by FERC order to charge market-based rates for interstate storage services. Market-based rates allow Bay Gas to respond to market conditions and minimizes regulatory involvement in the setting of its rates for storage services.

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

SEASONAL NATURE OF BUSINESS

         The nature of the Company's business is highly seasonal and temperature sensitive. As a result, the Company's operating results in any given period have historically reflected, in addition to other matters, the impact of weather, with colder temperatures resulting in increased sales by the Company. The substantial impact of this sensitivity to seasonal conditions has been reflected in the Company's results of operations. As discussed above under "Rates and Regulation - Results of Operations" and below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" the application of a temperature rate adjustment in customers' bills beginning in November 1996 will help level out the effects of temperature extremes on results of operations in future periods.

         Due to the seasonality of the Company's business, the generation of working capital is impaired during the summer months because of reduced gas sales. Cash needs during this period are met generally through short-term financing arrangements or the reduction of temporary investments as is common in the industry.

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

EMPLOYEES

         Mobile Gas employed 271 full-time employees as of September 30, 1996. Of these, approximately 38% are represented by the Oil, Chemical and Atomic Workers International

Union, Local No. 3-541. As of September 30, 1996 Bay Gas employed five full-time employees. The Company believes that it enjoys generally good labor relations.

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

Item 3.  Legal Proceedings.

         The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the proxy statement to be filed with the Securities and Exchange Commission.

         Information relating to executive officers who are also directors is included under the caption "Election of Directors" contained in the Company's definitive proxy statement with respect to its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

         The following is a list of names and ages of all of the executive officers who are not also directors or nominees for election as directors of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been elected for terms expiring in January 1997. Officers are appointed by the Board of Directors of the Company.

                                                                    Business Experience
Name, Age, and Position                                             During Past 5 Years
-----------------------                                             -------------------
W. G. Coffeen, III, 49                                              Appointed in 1986
Vice President - Marketing; Director/Vice President
MGS Marketing Services, Inc.

Gerald S. Keen, 60
Vice President - Operations; Director/President - MGS Energy        Appointed in December 1989
Services, Inc.; Director/President - MGS Storage Services,
Inc.

Charles P. Huffman, 43
Vice President, Chief Financial Officer, Treasurer, and             Appointed in January 1995; Previously: Chief
Assistant Secretary; Vice President/Treasurer - MGS Energy          Financial Officer (1993-1994); Treasurer
Services, Inc.; Director/Vice President/Treasurer - MGS             (1991-1993)
Storage Services, Inc.; Director/Vice President/ Treasurer -
MGS Marketing Services, Inc.

G. Edgar Downing, Jr., 40
Vice President, Secretary and General Counsel; Director/Vice
President/Secretary - MGS Energy Services, Inc.;                    Appointed in January 1995; Previously:
Director/Vice President/Secretary - MGS Storage Services,           Secretary and General Counsel (1993-1994);
Inc.; Vice President/ Secretary - MGS Marketing Services,           Assistant Secretary (1991-1993), General
Inc.                                                                Attorney (1990-1993)*

A. H. Tenhundfeld, Jr., 48
Vice President - Administration and Planning                        Appointed in March 1995; Previously: Vice
                                                                    President - Finance and Treasurer, Dravo
                                                                    Corporation (December 1989-February 1995)

* Mr. Downing is the son-in-law of Gaylord C. Lyon, a Director of the Company.

                                    PART II

Item 5. Market for the Registrant's Common Stock Equity and Related Stockholder Matters.

         The Registrant's Common Stock, $2.50 par value, is traded on the NASDAQ National Market under the symbol "MBLE". As of December 18, 1996 there were 1,624 holders of record of the Company's Common Stock. Information regarding Common Stock dividends and the bid price range for Common Stock during the periods indicated is as follows:

                                    Per Share
                                Dividends Declared                           Bid Price Range
                                ------------------         -----------------------------------------------
Quarter Ended                     1996      1995                  1996                     1995
-------------                   -------   --------         ---------------------     ---------------------
                                                              High        Low          High         Low
                                                              ----        ---          ----         ---
December 31                      $.27      $.26            $  22 3/4   $  20 3/4     $  22 1/4   $  19 1/4
March 31                          .27       .26               23          21 3/4        20          19 1/4
June 30                           .28       .27               25 1/4      22 1/2        21          19 1/4
September 30                      .28       .27               25 1/4      21            21 1/2      20 1/4

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

         The Registrant's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. At September 30, 1996, under the most limiting of such provisions, retained earnings in the amount of $15,235,000 were unrestricted.

Item 6.  Selected Financial Data.

Years Ended September 30,                              1996          1995           1994         1993         1992
----------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
 (in thousands, except per share data)
  Gas Revenues                                      $   68,334    $     56,204   $    60,470  $   54,292   $    51,166
  Merchandise Sales and Jobbing                          3,044           2,907         2,824       2,525         2,366
----------------------------------------------------------------------------------------------------------------------
  Total Operating Revenues                          $   71,378    $     59,111   $    63,294  $   56,817   $    53,532
  Net Income                                        $    8,631    $      4,028   $     4,893  $    4,920   $     5,368
  Preferred Stock Dividends                                                                5          29            29
----------------------------------------------------------------------------------------------------------------------
  Earnings Applicable to Common Stock               $    8,631    $      4,028   $     4,888  $    4,891   $     5,339
  Earnings Per Share of Common Stock                $     2.68    $       1.26   $      1.78  $     1.79   $      1.96
  Cash Dividends Per Share of Common Stock          $     1.10    $       1.06   $      1.02  $     0.96   $      0.90
  Average Common Shares Outstanding                      3,225           3,208         2,752       2,733         2,726
  Total Assets                                      $  152,118    $    136,567   $   134,529  $  116,839   $    80,531
  Long-Term Debt Obligations                        $   54,509    $     57,328   $    59,047  $   60,416   $    26,833

STATISTICAL
Gas Revenue (in thousands):
  Sales:

    Residential                                     $   43,929    $     36,106   $    40,535  $   35,204   $    33,023
    Commercial and Industrial - Small                    8,348           6,813         7,209       6,170         5,634
    Commercial and Industrial - Large                    7,914           6,151         6,188       6,403         6,822
  Transportation                                         6,571           6,172         5,881       5,927         5,104
  Storage (other than intercompany)                        926             245            13
  Other                                                    646             717           644         588           583
----------------------------------------------------------------------------------------------------------------------
      Total                                         $   68,334    $     56,204   $    60,470  $   54,292   $    51,166
----------------------------------------------------------------------------------------------------------------------
Delivery to Customers (in thousand therms):
  Gas Sales:
    Residential                                         59,403          47,992        56,100      50,046        49,986
    Commercial and Industrial - Small                   14,148          11,669        12,463      11,072        10,898
    Commercial and Industrial - Large                   23,252          19,536        19,045      23,012        28,951
  Transportation                                       279,798         274,859       253,702     237,499       221,608
----------------------------------------------------------------------------------------------------------------------
      Total                                            376,601         354,056       341,310     321,629       311,443
----------------------------------------------------------------------------------------------------------------------
Customers Billed (peak month):
    Residential                                         95,338          94,822        94,424      91,936        84,640
    Commercial and Industrial - Small                    5,257           5,235         5,195       4,812         4,784
    Commercial and Industrial - Large                      105             108           106         105           104
    Transportation                                          30              29            31          30            30
----------------------------------------------------------------------------------------------------------------------
      Total                                            100,730         100,194        99,756      96,883        89,558
----------------------------------------------------------------------------------------------------------------------
Average Use and Revenue Per
Residential Customer:
  Gas Used (therms)                                        632             512           602         574           597
  Revenue                                           $      467    $        385   $       435  $      404   $       394
  Revenue Per Therm                                 $     0.74    $       0.75   $      0.72  $     0.70   $      0.66

Degree Days (1)                                          2,030           1,331         1,837       1,611         1,689
NUMBER OF EMPLOYEES (END OF PERIOD)                        276             275           260         243           238



Note: (1) The number of degrees that the daily mean temperature falls below 65 degrees F. The Company's rates were designed assuming annual normal degree days of 1,640 beginning December 1, 1995 and an annual normal of 1,695 for prior periods.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

THE COMPANY

         The Company's natural gas distribution operations are under the jurisdiction of the Alabama Public Service Commission (APSC). The Company's rate tariffs allow a pass through to customers of the cost of gas supplies, certain taxes and, beginning December 1, 1995, incremental costs associated with the Company's replacement of cast iron mains. These costs, therefore, ultimately have little impact on the Company's earnings. Other costs, including a return on investment, have historically been recovered through rates approved in traditional rate proceedings.

         The nature of the Company's distribution business is highly seasonal and temperature sensitive. As a result, the Company's operating results in any given period reflect, in addition to other matters, the impact of weather, through either increased or decreased sales volumes.

         Bay Gas, which commenced operations in September 1994, is a regulated utility governed under the jurisdiction of the APSC and as such, Bay Gas' intrastate storage contracts are subject to APSC approval. In addition, by Federal Energy Regulatory Commission order, Bay Gas is permitted to charge market-based rates for interstate storage services.

RESULTS OF OPERATIONS

NET INCOME

         The Company's net income was $8.6 million or $2.68 per share in 1996, $4.0 million or $1.26 per share in 1995, and $4.9 million or $1.78 per share in 1994. The 1996 increase in net income resulted primarily from colder weather combined with a general rate increase which went into effect on December 1, 1995. The general rate increase, which was approved by the APSC, was designed to provide additional annual revenues of $6.9 million based on normal weather. The impact of colder weather increased 1996 earnings per share by $.81 compared to 1995 and $.45 compared to earnings that would have occurred with normal weather. Weather normalized earnings will be useful in evaluating future earnings since the APSC authorized Mobile Gas to apply, on a prospective basis, a temperature rate adjustment to customers' gas bills for the months of November through April. This temperature rate adjustment will help level out the effects of temperature extremes on Company earnings by reducing high gas bills to customers in colder than normal weather and increasing gas revenues received by the Company in warmer than normal weather. The temperature rate adjustment is reflected in customers' gas bills beginning November 1996. Also contributing to the strong earnings performance in fiscal 1996 were increased Bay Gas earnings, increased merchandising earnings and the continued growth of industrial sales and transportation revenues.

         The 1995 decrease in net income resulted from warmer weather during fiscal 1995 compared to fiscal 1994. Earnings per share in 1995 were impacted also by the September 1994 issuance of 460,000 shares of Common Stock.

OPERATING REVENUES

         Revenues from the sale and transportation of natural gas were $68.3 million in 1996, $56.2 million in 1995, and $60.5 million in 1994. The 1996 increase in gas revenues was due primarily to the increase in rates and to colder weather during the 1995-96 heating season. Based on heating degree days billed, temperatures in the Company's service area during fiscal 1996 were 53% colder than prior year and 24% colder than normal. As a result of colder weather, the volume of gas sold and delivered to temperature sensitive customers, who are primarily residential, small commercial and small industrial customers, increased 23% in 1996 compared to 1995. Revenues from temperature sensitive customers increased $9.4 million or 21.8% in fiscal 1996 compared to fiscal 1995. Other components of gas revenues which contributed to the 1996 increase were an increase in large commercial and industrial volumes of 19.0% and an increase in transportation volumes of 1.8%, representing a combined gas revenue increase of $2.2 million. Non-intercompany revenues from Bay Gas increased $681,000 in 1996 compared to 1995.

         The decrease in 1995 gas revenues compared to 1994 reflects the impact of weather which was 27.5% warmer than 1994 and 21.8% warmer than normal. Temperature sensitive volumes decreased 13.0% in 1995, which resulted in a $4.8 million decrease in gas revenues from these customers compared to 1994.

EXPENSES

         Cost of gas increased $1.2 million or 6.8% in 1996 compared to 1995. This increase is attributed primarily to the 1996 increase in gas volumes sold and delivered. The effect on cost of gas of increased gas volumes was offset partially by a reduction in the deferred purchased gas adjustment of $5.3 million. Cost of gas decreased $6.9 million, or 27.5% in 1995 compared to 1994. The 1995 decrease is attributed primarily to the Company's use of the Bay Gas storage facility, as opposed to interstate pipeline companys' facilities, for storage of gas which is used as a firm gas supply to ensure that a certain amount of gas supply is available during peak demand periods. Amounts paid to Bay Gas in 1996 and 1995 of $4.1 million for gas storage services have been eliminated in consolidation. Another contributing factor for the 1995 decrease is the decrease in gas volumes sold to customers during 1995 due to warmer weather.

         A variety of factors caused the $2.8 million increase in operations and maintenance expenses in 1996 as compared to 1995. Bay Gas operations and maintenance expenses increased $160,000 in conjunction with serving new storage customers. For Mobile Gas, certain non-routine maintenance projects totaling $450,000 were initiated and completed in 1996. The cold 1996 winter impacted operations expense in two respects. A $190,000 increase in bad debt expense was primarily associated with higher customer bills from increased usage caused by the cold winter. Additionally, the Company incurred over $100,000 in increased overtime expense responding to customer and system needs during the extreme weather periods. Expenses in 1996 also rose from increased advertising, contributions and additional personnel hired in late 1995 in order to improve the responsiveness to customers. Other factors affecting expenses were rate proceeding expenses and transition costs associated with the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 9 to the Consolidated Financial Statements), both of which are being amortized to expense over a three year period beginning December 1, 1995 in accordance with APSC order.

         Operations and maintenance expenses increased $842,000 in 1995 compared to 1994. Of this increase, $647,000 is attributed to the effect of the first full year of Bay Gas operations.

         Depreciation expense increased $351,000 or 6.9% in 1996 compared to 1995 and $1.0 million or 26.0% in 1995 compared to 1994. Increases for both years reflect the growth in property, plant and equipment. Depreciation attributable to Bay Gas accounted for $776,000 of the 1995 increase.

         Taxes, other than income taxes, primarily consist of state and local taxes which are based on gross revenues and fluctuate accordingly. These taxes are passed through to customers and thus do not impact the Company's net income. The 1996 increase of $816,000 or 17.2% is attributed primarily to increased gas revenues in 1996. Property taxes are another component of other taxes. Bay Gas property taxes and other taxes increased $362,000 in 1995 compared to 1994 as a result of the first full year of Bay Gas operations. As a result, other taxes increased in 1995 despite lower gas revenues as compared to 1994.

         Interest expense decreased $176,000, or 3.2% in 1996 compared to 1995 as a result of decreased levels of short-term debt, lower short-term interest rates and decreased interest on long-term debt. Interest expense was slightly higher in 1995 compared to 1994 due to increased levels of short-term borrowings. The allowance for borrowed funds used during construction decreased $1.9 million in 1995 compared to 1994 as a result of the commencement of Bay Gas operations. Prior to commencement, interest on the debt of Bay Gas was capitalized to plant.

         Interest income increased $446,000 in 1996 compared to 1995. Improved cash flows in 1996 provided more opportunities to invest in short-term financial instruments.

         Income taxes fluctuated with the changes in pre-tax income. The Company's effective tax rates in 1996, 1995, and 1994 were 36.7%, 36.0% and 36.4%, respectively. Income tax expense is detailed in Note 7 to the Consolidated Financial Statements.

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

GAS SUPPLY

         A primary goal of the Company is to provide gas at the lowest possible cost while maintaining a reliable long-term supply. To accomplish this goal, the Company has diversified its gas supply by constructing and purchasing pipelines to access the vast gas reserves in our area, both offshore and onshore. The Company has also contracted with certain of these sources for firm supply. In addition, the Company has a natural gas storage cavern which provides for a major portion of the Company's peak day needs. The storage cavern commenced operations in September 1994 when the Company began to inject gas for storage. The diversification of sources gives the Company more flexibility to obtain gas at the most favorable prices.

ENVIRONMENTAL

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

CAPITAL RESOURCES AND LIQUIDITY

         The Company's cash needs reflect the capital-intensive nature of its business. The following table briefly describes capital expenditures in the periods indicated:

                                           Fiscal Years Ended September 30,
                                           --------------------------------
                                        1996             1995            1994
                                        ----             ----            ----
                                                    (in thousands)
System improvement and expansion      $  8,637        $  8,121        $  8,187
Gas storage facility                     1,503           2,917          19,810
                                      --------        --------        --------
Total                                 $ 10,140        $ 11,038        $ 27,997
                                      ========        ========        ========


         The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings to meet working capital requirements and to finance normal capital expenditures. Cash provided by operating activities was $13.0 million in 1996, $8.9 million in 1995 and $13.0 million in 1994. The increased cash flow from operating activities for fiscal 1996 primarily reflect increased net income and increased provision for deferred taxes, both of which were partially offset by the change in operating assets and liabilities. The fluctuation in operating assets and liabilities was impacted primarily from a one-time reduction in the deferred purchased gas adjustment. Other fluctuations within operating assets and liabilities are generally the result of the timing of cash receipts and payments.

         The decrease in cash flow from operating activities in fiscal 1995 compared to fiscal 1994 was attributed primarily to a decrease in net income and a decrease in operating assets and liabilities, both of which were partially offset by an increase in depreciation in 1995.

         The Company's remaining cash needs for its distribution operations in 1996 and 1995 were obtained by drawings upon the Company's revolving credit agreement. Of the $13.2 million increase in short-term borrowings for 1996, $11 million is related to a purchase of short-term investments which are reflected within the balance sheet as cash equivalents at September 30, 1996.

         The Company began construction of its Bay Gas storage facility in 1992 and commenced operations in September 1994. The investment in Bay Gas as of September 30, 1996, which includes construction work-in-progress, was $34.8 million plus an additional $2.4 million for base gas. Sources of funds for the development and construction of the Bay Gas storage facility include the private issuance in 1993 of $22.5 million of Bay Gas Notes, pursuant to an Indenture of Mortgage which secures the Bay Gas Notes. A portion of the funds from that issuance was temporarily invested and then used as construction continued in 1994 and 1995. Additional funds have come from short-term borrowings and Mobile Gas' issuance of 460,000 shares of common stock in September 1994, which generated net proceeds of $9.3 million.

         Bay Gas currently is adding dehydration equipment which will more than double its maximum daily withdrawal capacity. At September 30, 1996, $312,000 had been expended on this equipment. The Company estimates that an additional $968,000 will be expended to complete this project by November 1996. An additional compressor at an estimated cost of $2.5 million will be required to increase the gas injection capacity should significant contracts be entered into which provide for firm injection services. Funding for the additional dehydration equipment and for the additional compressor, if added, will come from internal cash generation and an equity contribution from the Bay Gas partners. Funds for such equity contribution by Mobile Gas would be obtained from short-term bank borrowings.

         During fiscal 1995, Mobile Gas entered into a long-term contract with an industrial customer to transport gas to the customer's facility. In order to service the customer by mid-1997, an estimated $10 million in new facilities are under construction by the Company. At September 30, 1996, $1.7 million had been expended on these facilities. Funding for this project will come from $12 million 7.27% bonds which were issued in late November 1996. The balance of funds not used for this project will be used for general corporate and working capital purposes.

         In addition to the cash requirements of Bay Gas and the above mentioned construction project of Mobile Gas, the Company expects fiscal 1997 capital expenditures related to the Company's regular construction program to be $6.8 million. Funds for the Company's cash needs for its regular construction program are expected to come from cash provided by operations, the November 1996 bond issue, and draws upon the Company's revolving credit agreement. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements and financial statement schedules and the Independent Auditor's Report thereon filed as part of this report are listed in the "Mobile Gas Service Corporation and Subsidiaries Index to Financial Statements and Schedules" at Page F-1, which follows Part IV hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There have been no disagreements on accounting and financial disclosure with the Company's outside auditors which are required to be disclosed.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information under the captions "Election of Directors" and "Information Regarding the Board of Directors" contained in the Company's definitive proxy statement with respect to its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

         For information with respect to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report.

         Information under the caption "Reports Under Section 16 of the Securities and Exchange Act" contained in the Company's definitive proxy statement with respect to its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Executive Compensation.

         Information under the caption "Executive Compensation" contained in the Company's definitive proxy statement with respect to its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive proxy statement with respect to its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         There were no transactions required to be disclosed pursuant to this item.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a), (d)  Financial Statements and Financial Statement Schedules

                   See "Mobile Gas Service Corporation and Subsidiaries Index to Financial Statements and Schedules" at page F-1, which follows Part IV hereof.

             (3)   Exhibits - See Exhibit Index on pages E-1 through E-4.


         (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1996.

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


                                               MOBILE GAS SERVICE CORPORATION
                                               ------------------------------
                                                         Registrant




                                               By:    /s/ Charles P. Huffman
                                                  ------------------------------
                                                    Charles P. Huffman, Vice
                                                    President, Chief Financial
                                                    Officer and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


               Signature                                      Title                                     Date
               ---------                                      -----                                     ----
  /s/ William J. Hearin                       Director, Chairman                                   December 6, 1996
------------------------------
William J. Hearin


  /s/ Walter L. Hovell                        Director, Vice-Chairman                              December 6, 1996
------------------------------
Walter L. Hovell


                                              Director, President and
                                              Chief Executive Officer
  /s/ John S. Davis                           (Principal Executive Officer)                        December 6, 1996
------------------------------
John S. Davis

                                              Vice President, Chief Financial
                                              Officer and Treasurer (Principal
  /s/ Charles P. Huffman                      Financial and Accounting Officer)                    December 6, 1996
------------------------------
Charles P. Huffman



  /s/ Joseph G. Hollis                        Director                                             December 6, 1996
------------------------------
Joseph G. Hollis

  /s/ John C. Hope                                              Director                           December 6, 1996
------------------------------
John C. Hope



  /s/ Gaylord C. Lyon                                           Director                           December 6, 1996
------------------------------
Gaylord C. Lyon



  /s/ S. Felton Mitchell, Jr.                                   Director                           December 6, 1996
------------------------------
S. Felton Mitchell, Jr.



  /s/ G. Montgomery Mitchell                                    Director                           December 6, 1996
------------------------------
G. Montgomery Mitchell



  /s/ F. B. Muhlfeld                                            Director                           December 6, 1996
------------------------------
F. B. Muhlfeld



  /s/ E. B. Peebles, Jr.                                        Director                           December 6, 1996
------------------------------
E. B. Peebles, Jr.


  /s/ Thomas B. Van Antwerp                                     Director                           December 6, 1996
------------------------------
Thomas B. Van Antwerp

                         MOBILE GAS SERVICE CORPORATION
                                AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditor's Report                                                                  F-2

Consolidated Balance Sheets, September 30, 1996 and 1995                                      F-3

Consolidated Statements of Income for the years ended
         September 30, 1996, 1995 and 1994                                                    F-5

Consolidated Statements of Cash Flow for the years ended
         September 30, 1996, 1995 and 1994                                                    F-6

Consolidated Statements of Common Shareholders' Equity
         for the years ended September 30, 1996, 1995 and 1994                                F-7

Notes to Consolidated Financial Statements                                                    F-8

Financial Statement Schedules

II       Valuation and Qualifying Accounts and Reserves, Years
                 Ended September 30, 1996, 1995 and 1994                                      S-1

Schedules other than that referred to above are omitted and are not applicable or not required.

INDEPENDENT AUDITOR'S REPORT


Mobile Gas Service Corporation:

         We have audited the accompanying consolidated balance sheets of Mobile Gas Service Corporation and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 30, 1996. Our audits also included the financial statement schedules listed in the Index referred to in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mobile Gas Service Corporation and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Atlanta, Georgia
November 7, 1996

CONSOLIDATED
BALANCE SHEETS

ASSETS

========================================================================================================
September 30, (in thousands)                                              1996                  1995
========================================================================================================
Property, Plant, and Equipment                                          $153,000              $146,589
  Less Accumulated Depreciation and Amortization                          36,099                31,853
--------------------------------------------------------------------------------------------------------
       Property, Plant, and Equipment - Net                              116,901               114,736
  Construction Work in Progress                                            2,579                   188
--------------------------------------------------------------------------------------------------------
       Total Property, Plant, and Equipment                              119,480               114,924
--------------------------------------------------------------------------------------------------------

Current Assets:
  Cash and Cash Equivalents                                               12,030                 1,023
  Receivables:
    Gas                                                                    3,151                 2,809
    Merchandise                                                            1,530                 1,444
    Other                                                                    566                   208
    Allowance for Doubtful Accounts                                         (349)                 (266)
  Materials, Supplies, and Merchandise (At Average Cost)                   1,163                 1,206
  Gas Stored Underground For Current Use (At Average Cost)                 1,951                 1,352
  Deferred Gas Costs                                                         186                   156
  Deferred Income Taxes                                                    2,063                 3,540
  Prepayments                                                              1,847                 1,456
--------------------------------------------------------------------------------------------------------
       Total Current Assets                                               24,138                12,928
--------------------------------------------------------------------------------------------------------
Regulatory Assets                                                          1,367                 1,780
--------------------------------------------------------------------------------------------------------
Merchandise Receivables Due After One Year                                 5,670                 5,305
--------------------------------------------------------------------------------------------------------
Deferred Charges                                                           1,463                 1,630
--------------------------------------------------------------------------------------------------------
            Total                                                       $152,118              $136,567
--------------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements

CAPITALIZATION AND LIABILITIES

=======================================================================================================
September 30, (in thousands, except share data)                           1996                  1995
=======================================================================================================
Capitalization:
  Stockholders' Equity:
    Common Stock, $2.50 Par Value
     (Authorized 4,000,000 Shares; Outstanding
     1996 -  3,222,000; 1995 - 3,211,000 Shares)                          $8,055                $8,028
    Capital in Excess of Par Value                                         9,341                 9,123
    Retained Earnings                                                     33,004                27,912
-------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                       50,400                45,063
  Minority Interest                                                        2,451                 2,011
  Long-Term Debt (Less Current Maturities)                                54,509                57,328
-------------------------------------------------------------------------------------------------------
             Total Capitalization                                        107,360               104,402
-------------------------------------------------------------------------------------------------------
Current Liabilities:
  Current Maturities of Long-Term Debt                                     2,818                 1,719
  Notes Payable                                                           15,000                 1,800
  Accounts Payable                                                         3,687                 2,249
  Dividends Declared                                                         902                   867
  Customer Deposits                                                        1,549                 1,558
  Taxes Accrued                                                            3,075                 2,273
  Interest Accrued                                                         1,641                 1,673
  Deferred Purchased Gas Adjustment                                          638                 5,960
  Other Liabilities                                                        2,380                 2,237
-------------------------------------------------------------------------------------------------------
       Total Current Liabilities                                          31,690                20,336
-------------------------------------------------------------------------------------------------------
Accrued Pension Cost                                                       1,778                 1,639
Accrued Postretirement Benefit Cost                                        1,312                 1,480
Deferred Income Taxes                                                      9,508                 8,213
Deferred Investment Tax Credits                                              470                   497
Commitments and Contingencies (Note 10)
-------------------------------------------------------------------------------------------------------
         Total                                                          $152,118              $136,567
-------------------------------------------------------------------------------------------------------


See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED
STATEMENTS OF INCOME


===============================================================================================================
Years Ended September 30, (in thousands, except per share data)          1996          1995               1994
===============================================================================================================
OPERATING REVENUES
  Gas Revenues                                                        $68,334       $56,204            $60,470
  Merchandise Sales and Jobbing                                         3,044         2,907              2,824
---------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                                          71,378        59,111             63,294
---------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of Gas                                                          19,552        18,311             25,251
  Cost of Merchandise and Jobbing                                       2,343         2,148              2,197
  Operations                                                           18,093        15,826             14,913
  Maintenance                                                           1,945         1,419              1,490
  Depreciation                                                          5,406         5,055              4,013
  Taxes, Other Than Income Taxes                                        5,574         4,758              4,600
---------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                          52,913        47,517             52,464
---------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                       18,465        11,594             10,830
---------------------------------------------------------------------------------------------------------------
OTHER INCOME AND (EXPENSE)
  Interest Expense                                                     (5,309)       (5,485)            (5,419)
  Allowance for Borrowed Funds Used During Construction                    35            57              2,003
  Interest Income                                                         884           438                559
  Minority Interest                                                      (431)         (312)              (284)
---------------------------------------------------------------------------------------------------------------
     Total Other Income (Expense)                                      (4,821)       (5,302)            (3,141)
---------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                             13,644         6,292              7,689
  Income Taxes                                                          5,013         2,264              2,796
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                              8,631         4,028              4,893
PREFERRED STOCK DIVIDEND REQUIREMENTS                                                                        5
---------------------------------------------------------------------------------------------------------------
EARNINGS APPLICABLE TO COMMON STOCK                                    $8,631        $4,028             $4,888
---------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                       3,225         3,208              2,752
---------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE OF COMMON STOCK                                      $2.68         $1.26              $1.78
---------------------------------------------------------------------------------------------------------------



See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED
STATEMENTS OF
CASH FLOWS

==============================================================================================================
Years Ended September 30, (in thousands)                                 1996          1995               1994
==============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $8,631        $4,028             $4,893
  Depreciation and Amortization                                         5,619         5,261              4,207
  Provision for Losses on Accounts Receivable                             441           293                259
  Provision for Deferred Income Taxes                                   2,939           494               (286)
  Provision for Deferred Gas Cost                                         (30)           39                 74
  Minority Interest                                                       440           176                215
---------------------------------------------------------------------------------------------------------------
                                                                       18,040        10,291              9,362

  Changes in Operating Assets and Liabilities                          (5,080)       (1,390)             3,646
---------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                      12,960         8,901             13,008
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                                (10,140)      (11,038)           (27,997)
  Net Change in Temporary Investments                                                 1,900             11,000
---------------------------------------------------------------------------------------------------------------
        Net Cash Used In Investing Activities                         (10,140)       (9,138)           (16,997)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Long-Term Debt                                          (1,719)       (1,369)            (1,548)
  Proceeds from Issuance of Common Stock                                                                 9,318
  Changes in Short-Term Borrowings                                     13,200         1,800
  Payment of Dividends, Net of Dividend Reinvestment                   (3,294)       (3,216)            (2,749)
  Redemption of Preferred Stock                                                                           (642)
---------------------------------------------------------------------------------------------------------------
        Net Cash Provided (Used) by  Financing Activities               8,187        (2,785)             4,379
---------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   11,007        (3,022)               390
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          1,023         4,045              3,655
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $12,030        $1,023             $4,045
---------------------------------------------------------------------------------------------------------------
CASH PAID DURING THE YEAR FOR:
  Interest                                                             $5,187        $5,294             $5,309
---------------------------------------------------------------------------------------------------------------
  Income Taxes                                                         $2,697        $1,938             $3,055
---------------------------------------------------------------------------------------------------------------


See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED
STATEMENTS OF
COMMON STOCKHOLDERS'
EQUITY

                                                  Common Stock
                                            -----------------------       Capital in
                                            Number of         Par         Excess of        Retained
 (In thousands, except per share data)       Shares          Value        Par Value        Earnings
====================================================================================================
BALANCE AT SEPTEMBER 30, 1993                  2,736         $6,839          $  640         $25,352
Net Income                                                                                    4,893
Dividend Reinvestment Plan                         6             16             153
Cash Dividends:
  Common Stock - $1.02 per share                                                             (2,914)
  Preferred Stock - $.83 per share                                                               (5)
Premium on Redemption of Preferred Stock                                                        (42)
Issuance of Common Stock                         460          1,150           8,168
----------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1994                  3,202          8,005           8,961          27,284
Net Income                                                                                    4,028
Dividend Reinvestment Plan                         9             23             162
Cash Dividends:
  Common Stock - $1.06 per share                                                             (3,400)
----------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                  3,211          8,028           9,123          27,912
Net Income                                                                                    8,631
Dividend Reinvestment Plan                        11             27             218
Cash Dividends:
  Common Stock - $1.10 per share                                                             (3,539)
----------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                  3,222         $8,055          $9,341         $33,004
----------------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Mobile Gas Service Corporation, its wholly-owned subsidiaries, MGS Energy Services, Inc., MGS Storage Services, Inc., MGS Marketing Services, Inc., its 87.5% owned partnership, Bay Gas Storage Company, Ltd., (Bay Gas) and its 51% owned partnership, Southern Gas Transmission Company (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

DESCRIPTION OF BUSINESS

The Company is engaged principally in the distribution of natural gas to residential, commercial, and industrial customers in South Alabama, subject to regulation by the Alabama Public Service Commission (APSC). For the major portion of the Company's business, the APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Gas deliveries to certain industrial customers are subject to regulation by the APSC through contract approval. In September 1994, Bay Gas completed the development and construction of a natural gas storage facility located in a salt dome near the north end of the Company's service area. As a separate utility regulated by the APSC, Bay Gas' intrastate storage contracts require APSC approval. In addition, by Federal Energy Regulatory Commission order, Bay Gas is permitted to charge market-based rates for interstate storage services. The Company is also engaged in various unregulated activities including the sale and financing of gas appliances, jobbing work, and contract and consulting work for utilities and industrial customers.

REVENUES AND GAS COSTS

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

PROPERTY, PLANT, AND EQUIPMENT

Substantially all property, plant, and equipment is considered utility plant. Included in property, plant, and equipment are acquisition adjustments, net of amortization, of $8,812,000 and $9,203,000 at September 30, 1996 and 1995,
respectively. Such acquisition adjustments are being amortized to cost of service over the lives of the assets acquired.

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

         Provisions for depreciation are computed principally on straight-line rates for financial statement purposes and on accelerated rates for income tax purposes. Depreciation for financial statement purposes is provided at an annual rate averaging approximately 4.0% of depreciable property, excluding the gas storage facility which is depreciated at an annual rate averaging 2.7%.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

The Company provides deferred tax liabilities and assets, as measured by enacted tax rates, for all temporary differences caused when the tax basis of an asset or liability differs from that reported in the financial statements. Investment tax credits realized after 1980 are deferred and amortized over the average life of the related property in accordance with regulatory treatment.

EARNINGS PER SHARE

Earnings per share are computed based on weighted average number of common shares outstanding and additional common shares assumed to be outstanding to reflect the dilutive effect of outstanding stock options, which are common stock equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121") was issued in March 1995 and is effective for the Company October 1, 1996. SFAS 121 established accounting standards for the impairment of long-lived assets. The Company does not believe that it has any assets which currently are impaired under SFAS 121.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in October 1995 and is effective for the Company October 1, 1996. SFAS 123 established a fair value method of accounting for stock-based compensation plans. SFAS 123 allows companies to either measure stock-based compensation using the fair value method or to continue to apply existing accounting standards and include footnote disclosure of pro forma net income and earnings per share calculated as if the fair value method had been applied. Stock options outstanding at September 30, 1996 are not subject to the requirements of SFAS 123 since the option grant date is prior to the effective date of pro forma disclosures. The Company expects to continue to apply existing accounting standards for stock-based compensation and to include disclosures required by SFAS 123 for stock options granted in the future.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform with the 1996 financial statement presentation.

2.       DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

The functional classifications for the cost of property, plant, and equipment are as follows at September 30, (in thousands):

                                                                           1996           1995
                                                                           ----           ----
Distribution plant                                                      $  89,152       $ 85,646
General plant                                                              13,456         12,396
Storage plant                                                              36,908         34,954
Transmission plant                                                          3,464          3,464
Acquisition adjustment                                                     10,020         10,129
                                                                         --------       --------
          Total property, plant, and equipment                           $153,000       $146,589
                                                                         ========       ========

The components of regulatory assets are as follows at September 30, (in thousands):

                                                                          1996           1995
                                                                          ----           ----
Income tax (Note 7)                                                     $  1,215       $  1,569
Postemployment benefits (Note 9)                                             152            211
                                                                        --------       --------
          Total regulatory assets                                       $  1,367       $  1,780
                                                                        ========       ========


3.       CAPITAL STOCK

The Mobile Gas Service Corporation 1992 Stock Option Plan (the "Plan") provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights to key employees. Under the Plan, an aggregate of 150,000 shares of the Company's authorized but unissued Common Stock have been reserved for issuance. Stock options become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. No option may be exercised after the expiration of ten years from the grant date. During the year ended September 30, 1995, 105,000 options were granted at an option price of $21.125, representing the market price on the date of grant. No stock options were granted or exercised during the year ended September 30, 1996. At September 30, 1996, 26,250 stock options are exercisable and there remains 45,000 shares for which options may be granted under the Plan.

At September 30, 1996, 213,000 shares of the Company's authorized but unissued Common Stock were reserved for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

4.       RESTRICTIONS ON RETAINED EARNINGS

The Company's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. At September 30, 1996, under the most limiting provisions, retained earnings in the amount of $15,235,000 was unrestricted.

5.       LONG-TERM DEBT

Long-term debt consists of the following at September 30, (in thousands):

                                                                           1996         1995
                                                                           ----         ----
Mobile Gas Service Corporation
       First Mortgage Bonds
         10.25% Series, due October 1, 2003                              $  6,500   $  7,000
         8.75% Series, due July 1, 2022                                    12,000     12,000
         7.48% Series, due July 1, 2023                                    12,000     12,000
       9% Note, due May 13, 2013                                            3,819      3,914
Southern Gas Transmission Company
       Revenue Note, Series A, due February 1, 1999
        (Interest varies from 7.50% to 8.05%)                               1,393      1,920
Bay Gas Storage Company, Ltd.
       8.19% Guaranteed Senior Secured Notes
        due December 1, 2014                                               21,615     22,213
                                                                         --------   --------
                                                                           57,327     59,047
           Total                                                            2,818      1,719
                                                                         --------   --------
Less amounts due within one year
              Total long-term debt                                       $ 54,509   $ 57,328
                                                                         ========   ========

Maturities and sinking fund requirements on long-term debt in each of the five fiscal years subsequent to September 30, 1996 are as follows: 1997 - $2,818,000; 1998 - $2,180,000; 1999 - $2,100,000; 2000 - $1,962,000; and 2001 -
$2,045,000.

Substantially all of the property of the Company is pledged as collateral for the long-term debt.

At September 30, 1996, the Company had a $20 million revolving credit agreement with a group of banks, which expires in July 1998. Drawings upon the agreement may be made as needed providing that the Company is in compliance with certain covenants in the revolving credit agreement and other loan agreements. The Company currently is in compliance with all such covenants. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation.
Unused committed lines of credit at September 30, 1996 and 1995 were $5.0 million and $18.2 million, respectively. Short-term borrowings outstanding were $15.0 million and $1.8 million, respectively, at September 30, 1996 and 1995. The weighted average interest rates on short-term debt outstanding at September 30, 1996 and 1995 were 6.5% and 6.9%, respectively.

6.       FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair values of financial instruments are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying amounts for cash and cash equivalents, gas and other receivables, notes payable, accounts payable and other current liabilities approximate fair value. The fair value of merchandise receivables is estimated based on market interest rates for similar receivables at the end of each respective year. The carrying amount of merchandise receivables (including the reserve for uncollectible merchandise receivables) was $6,938,000 and $6,571,000 as of September 30, 1996 and 1995, respectively. The fair value of merchandise receivables was $7,142,000 and $6,408,000 as of September 30, 1996 and 1995, respectively. The fair value of long-term debt is estimated based on interest rates available to the Company at the end of each respective year for the issuance of debt with similar terms and remaining maturities. The carrying amount of long-term debt (including current maturities) was $57,327,000 and $59,047,000 as of September 30, 1996 and 1995, respectively. The fair value of long-term debt was $61,257,000 and $65,518,000 as of September 30, 1996 and 1995, respectively.

7.     INCOME TAXES

The components of income tax expense are as follows for the years ended September 30, (in thousands):

                                                             1996          1995          1994
                                                             ----          ----          ----
Current:
    Federal                                                 $1,897        $1,622         $2,819
    State                                                      202           172            287
                                                            ------        ------        -------
                                                             2,099         1,794          3,106
                                                            ------        ------        -------

Deferred:
    Federal                                                  2,667           448           (260)
    State                                                      273            46            (26)
                                                            ------        ------         ------
                                                             2,940           494           (286)
                                                            ------        ------         ------

Deferred investment tax credit amortization                    (26)          (24)           (24)
                                                            ------        ------         ------
         Total income tax expense                           $5,013        $2,264         $2,796
                                                            ======        ======         ======


A reconciliation of income tax expense and the amount computed by multiplying income taxes by the statutory federal income tax rate for the periods indicated is as follows for the years ended before September 30, (in thousands) :

                                                            1996          1995          1994
                                                            ----          ----          ----
Income tax expense at federal statutory rate                4,639         2,139         2,614
Excess of book over tax depreciation on
   pre-1981 property additions                                108           109           106
State income taxes                                            307           144           172
Other - net                                                   (41)         (128)          (96)
                                                           ------        ------        ------
         Total income tax expense                          $5,013        $2,264        $2,796
                                                           ======        ======        ======
Effective tax rate                                           36.7%         36.0%         36.4%


The tax effect of differences in book and tax depreciation related to pre-1981 property additions was flowed through to income for accounting and ratemaking purposes prior to 1981. With the adoption in fiscal 1994 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded deferred taxes related to this temporary difference and a corresponding regulatory asset expected to be collected in customer rates when such taxes become payable in accordance with the current ratemaking practices followed by the APSC. Such future collections included in regulatory assets are $1,215,000 and $1,569,000 at September 30, 1996 and 1995, respectively.

No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

The significant tax components of the Company's net deferred tax liability as of September 30, are (in thousands):

                                                                       1996               1995
                                                                       ----               ----
Deferred tax liabilities:
          Differences between book and
              tax basis of property                                 $   9,296          $   7,860
          Prepaid insurance                                               222                318
          Regulatory assets                                               440                568
          Other                                                           182                156
                                                                    ---------          ---------
               Total deferred tax liabilities                          10,140              8,902
                                                                    ---------          ---------
Deferred tax assets:
          Pension                                                         643                593
          Purchased gas adjustment                                        231              2,158
          Gross receipts taxes                                            571                371
          Unbilled revenue                                                232                169
          Postretirement                                                  256                244
          Other                                                           762                694
                                                                    ---------          ---------
               Total deferred tax assets                                2,695              4,229
                                                                    ---------          ---------
               Net deferred tax liability                           $   7,445          $   4,673
                                                                    =========          =========


8.       RETIREMENT PLANS AND OTHER BENEFITS

The Company has a noncontributory, defined benefit retirement plan covering substantially all of its employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and average compensation during the last five years of employment or years of service and compensation during the term of employment. The "projected unit credit" actuarial method was used to determine the service cost and actuarial liability. The Company annually contributes to the plan the amount deductible for federal income tax purposes.

Net periodic pension cost included the following components for the years ended September 30, (in thousands):

                                                     1996            1995          1994
                                                     ----            ----          ----
Service cost                                      $     527        $    431     $     433
Interest cost                                         1,258           1,168         1,086
Actual return on plan assets                         (1,420)         (3,549)         (490)
Net amortization and deferral                          (227)          2,082          (856)
                                                  ---------        --------      --------
       Net pension cost                           $     138        $    132      $    173
                                                  =========        ========      ========


Assumptions used in the actuarial computations for years ended September 30, were:

                                                            1996           1995           1994
                                                            ----           ----           ----
Weighted average discount rate                              7.5%           7.5%           7.5%
Rate of increase in future
   compensation                                             6.1%           6.1%           6.1%
Expected long-term rate of return
   on plan assets                                           7.5%           7.5%           7.5%

The following table sets forth the plan's funded status and amount recorded in the financial statements at September 30, (in thousands):

                                                                     1996           1995
                                                                     ----           ----
Actuarial present value of benefit obligations:
    Vested benefits                                                $(12,945)      $(12,177)
    Nonvested benefits                                                 (692)          (705)
                                                                   --------       --------
          Accumulated benefit obligation                            (13,637)       (12,882)
    Effect of projected future compensation                          (3,950)        (3,488)
                                                                   --------       --------
          Projected benefit obligation                              (17,587)       (16,370)
    Plan assets at market value, primarily
       listed stocks and bonds                                       24,579         22,717
                                                                   --------       --------
    Excess of plan assets over projected
       benefit obligations                                            6,992          6,347
    Unrecognized net gain                                            (7,831)        (6,904)
    Prior service cost not yet recognized                               471            510
    Remaining unrecognized net asset being
       recognized over 16.7 years                                    (1,410)        (1,592)
                                                                   --------       --------
               Accrued pension cost                                $ (1,778)      $ (1,639)
                                                                   ========       ========

The Company's eligible employees may participate in the Employee Savings Plan or the Bargaining Unit Employees Savings Plan by investing a percentage of their compensation in the Plans with the Company matching a part of the employee investment. The Company's contributions for the years ended September 30, 1996, 1995 and 1994 were $199,000, $177,000 and $162,000, respectively.

9.       OTHER POSTEMPLOYMENT BENEFITS

The Company provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for such benefits if they retire under the provisions of the Company's retirement plan.

The Company is accruing the costs over the expected service period of the employees. The "projected unit credit" actuarial method was used to determine the service cost and actuarial liability.

Net periodic postretirement benefit cost included the following components for years ended September 30, (in thousands):

                                                               1996        1995         1994
                                                               ----        ----         ----
 Service cost                                               $     96    $     78      $    96
 Interest cost                                                   256         216          231
 Actual return on plan assets                                   (169)       (150)         (18)
 Net amortization and deferral                                    65          48          (48)
                                                            --------    --------      -------
      Net periodic postretirement benefit cost              $    248    $    192      $   261
                                                            ========    ========      =======
Assumptions used in the actuarial computations:
                                                               1996        1995         1994
                                                               ----        ----         ----
 Weighted average discount rate                                7.5%        7.5%         7.5%
 Rate of increase in future compensation                       6.1%        6.1%         6.1%
 Expected long-term rate of return on assets                   7.0%        7.0%         7.0%

The September 30, 1996 accumulated benefit obligation was determined using an assumed health care cost trend rate of 9.6% in 1996, gradually declining to 5.0% in the year 2004 and thereafter. The September 30, 1995 accumulated benefit obligation was determined using an assumed health care cost trend rate of 10.7% in 1995 which gradually declines to 5.0% in the year 2006 and thereafter. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of September 30, 1996 would be increased by

13.4%. The effect of this change on the sum of the service cost and interest cost components would be an increase of 15.7%.

The following table sets forth the plan's funded status and amount recorded in the financial statements at September 30, (in thousands):

                                                                        1996            1995
                                                                        ----            ----
Accumulated postretirement benefit obligation:
     Portion attributable to retirees                                $  (2,089)      $  (1,623)
     Fully eligible active plan participants                              (397)           (434)
     Other active plan participants                                     (1,167)         (1,047)
                                                                     ---------       ---------
      Accumulated postretirement benefit obligation                     (3,653)         (3,104)
Plan assets - cash equivalents, stocks and bonds                         1,790           1,421
                                                                     ---------       ---------
Accumulated postretirement benefit obligation
      in excess of plan assets                                          (1,863)         (1,683)
Unrecognized net loss                                                      684             375
Prior service cost not yet recognized                                     (528)           (566)
                                                                     ---------       ---------
Accrued postretirement benefit cost                                     (1,707)         (1,874)
    Less: Current accrued postretirement benefit cost                      395             394
                                                                     ---------       ---------
Long-term accrued postretirement benefit cost                        $  (1,312)      $  (1,480)
                                                                     =========       =========


The unrecognized net loss has resulted principally from a difference between estimated and actual health care costs.

In September 1991, the Company formed two voluntary employees' beneficiary association (VEBA) trusts to fund postretirement health and life insurance benefits. The Company's contributions to these trusts in 1996, 1995 and 1994 were $200,000, $218,000 and $200,000, respectively.

Beginning October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 required the Company to record the cost of providing postemployment benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. For the year ended September 30, 1995, the Company recorded a liability for postemployment benefits of $211,000 with a corresponding charge to a regulatory asset. The regulatory asset is being amortized to expense and collected from customers over a three year period beginning December 1, 1995 as approved by the APSC.

10.      COMMITMENTS AND CONTINGENCIES

The Company has contracts, which expire at various dates through the year 2000 for firm supplies of natural gas. A portion of firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas Service Corporation has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for an initial period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility. The purchased gas adjustment provisions of the Company's rate schedules permit the recovery of gas costs from customers.

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

The Company conducted a preliminary assessment in 1994 of its former gas plant site and has tested certain waters in the vicinity of the site. The Company developed and has implemented a plan for the site based on the advice of environmental consultants, which involves securing and monitoring the site, and continued testing. Based on the results of tests to date, the Company does not believe that the site currently poses any threat to human health or the environment. While no conclusion can be reached at this time as to whether any further remedial action might ultimately be required, based on currently available information, it is believed that any costs with respect to the site are likely to be immaterial, and the Company has therefore established no reserve for such costs in its financial statements. The Company intends that, should further investigation or changes in environmental laws or regulations require material expenditures for investigation, remediation, or clean-up with regard to the site, it would apply to the APSC for appropriate rate recovery of such costs. However, there can be no assurance that the APSC would approve the recovery of such costs or the amount and timing of any such recovery.

The Company is involved in litigation arising in the normal course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.


11.      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 1996 and 1995 is summarized as follows (in thousands, except per share data):

                                                                   Three Months Ended
                                                   ----------------------------------------------
                                                   Dec. 31      Mar. 31      Jun. 30      Sep. 30
   1996

   Total operating revenues                        $16,816      $28,222      $15,117      $11,223
   Total operating income                          $ 4,115      $ 9,700      $ 3,475      $ 1,175
   Net income                                      $ 1,804      $ 5,315      $ 1,391      $   121
   Earnings per share of
    common stock                                   $   .56      $  1.65      $   .44      $   .03

   1995

   Total operating revenues                        $13,784      $23,156      $12,039      $10,132
   Total operating income                          $ 2,404      $ 5,817      $ 2,033      $ 1,340
   Net income                                      $   740      $ 2,792      $   439      $    57
   Earnings per share of
    common stock                                   $   .23      $   .87      $   .14      $   .02

The pattern of quarterly earnings reflects a seasonal nature because weather conditions strongly influence operating results.


12.      SUBSEQUENT EVENT (UNAUDITED)

The Company issued $12,000,000 of 7.27% First Mortgage Bonds in late November
1996.   The bonds mature beginning November 1, 2000 and ending November 1,
2006.

                                                                     SCHEDULE II


                MOBILE GAS SERVICE CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994
                                 (in thousands)



             COLUMN A                 COLUMN B                COLUMN C                COLUMN D           COLUMN E
             --------                 --------                --------                --------           --------

                                                              ADDITIONS
                                                      ----------------------
                                                      CHARGED        CHARGED
                                     BALANCE AT       TO COSTS       TO OTHER                            BALANCE
                                     BEGINNING          AND          ACCOUNTS       DEDUCTIONS           AT END
           DESCRIPTION                OF YEAR         EXPENSES        AMOUNT          AMOUNT             OF YEAR
           -----------                -------         --------        ------          ------             -------
Reserves deducted from assets to
for doubtful accounts:

September 30, 1996                      $266            $441                         $358  (1)             $349
September 30, 1995                      $215            $293                         $242  (1)             $266
September 30, 1994                      $205            $260                         $250  (1)             $215



NOTES:

   (1)  Amounts written off - net of recoveries.

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
  3(a)           Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i)-C to Form 8-K Current
                 Report dated January 26, 1996)

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

                          Sup. Ind.
                         Dated as of                    File Reference                    Exhibit
                         -----------                    --------------                    -------

  4(a)-2                   10/1/44           Reg. No. 2-5493                               7-6

  4(a)-3                    7/1/52           Form 10-K for fiscal year ended               4(a)-3
                                             September 30, 1985
  4(a)-4                    6/1/54                    "                                    4(a)-4
  4(a)-5                    4/1/57                    "                                    4(a)-5
  4(a)-6                    7/1/61                    "                                    4(a)-6
  4(a)-7                    6/1/63                    "                                    4(a)-7
  4(a)-8                   10/1/64                    "                                    4(a)-8
  4(a)-9                    7/1/72                    "                                    4(a)-9
  4(a)-10                   8/1/75                    "                                    4(a)-10
  4(a)-11                   7/1/79                    "                                    4(a)-11
  4(a)-12                   7/1/82                    "                                    4(a)-12
  4(a)-13                   7/1/86           Form 10-K for fiscal year ended               4(a)-13
                                             September 30, 1986

  4(a)-14                  10/1/88           Form 10-K for fiscal year ended               4(a)-14
                                             September 30, 1989

  4(a)-15                  7/1/92            Form 10-K for fiscal year                     4(a)-15
                                             ended September 30, 1992

  4(a)-16                  7/1/93            Form 10-K for fiscal year                     4(a)-16
                                             ended September 30, 1993

  4(a)-17                 12/3/93            Form 10-K for fiscal year                     4(a)-17
                                             ended September 30, 1993

    4(b)         Southern Gas Transmission Company Indenture (incorporated by reference to Exhibit 4(b) to Form 10-K for fiscal year ended September 30, 1992)

    4(c)-1       Bay Gas Indenture dated as of October 1, 1992 (incorporated by reference to Exhibit 4(c) to Form 10-K for fiscal year ended September 30, 1992)

    4(c)-2       First Supplemental Indenture dated as of October 1, 1994 supplemental to Bay Gas Indenture
                 (incorporated by reference to Exhibit 4(c)-2 to Form 10-K for fiscal year ended September 30, 1995)

    4(d)         Promissory Note to the Utilities Board of the Town of Citronelle dated May 13, 1993 (incorporated by reference to Exhibit 4(d) to Form 10-K for fiscal year ended September 30, 1993)

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

   10(f)-1       Agreement for Sale and Purchase of Gas - Mobile Plant dated August 10, 1995 between Mobil Natural Gas
                 Inc. and Mobile Gas Service (incorporated by reference to Exhibit 10(f) to Form 10-K for fiscal year ended September 30, 1995)

   10(f)-2 *     Letter dated June 26, 1996 with consent dated July 31, 1996 to assignment of Agreement for Sale and
                 Purchase of  Gas - Mobile Plant to PanEnergy Trading and Market Services, L.L.C.

  10(g)          Deferred Compensation Agreement with John S. Davis dated January 26, 1996 (incorporated by reference to Exhibit 10(g) to Form 8-K Current Report dated February 7, 1996)

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

  10(o)-1        Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation dated as of May 15, 1995 (incorporated by reference to Exhibit 10(o) to Form 10-K for fiscal year ended
                 September 30, 1995)

  10(o)-2 *      Amendment dated August 23, 1996 to Transportation Agreement between Mobile Gas Service Corporation and
                 Tuscaloosa Steel Corporation

  10(p)          Note Guaranty Agreement between Mobile Gas Service Corporation and AmSouth Bank of Alabama, Trustee,
                 dated as of January 1, 1992, relating to Indenture of Southern Gas Transmission Company (incorporated by reference to Exhibit 10(p) to Form 10-K for fiscal year ended September 30, 1992)

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

  10(u)-1        Revolving Credit Agreement dated July 17, 1995 by and among Mobile Gas Service Corporation as Borrower,
                 AmSouth Bank of Alabama as Agent, and AmSouth Bank of Alabama, First Alabama Bank, Whitney Bank of
                 Alabama, Bank of Mobile, SouthTrust Bank of Alabama, N.A., and Commonwealth National Bank as Lenders
                 (incorporated by reference to Exhibit 10(u) to Form 10-K for fiscal year ended September 30, 1995)

  10(u)-2 *      Amendment dated July 15, 1996 to Revolving Credit Agreement by and among Mobile Gas Service Corporation as Borrower, AmSouth Bank of Alabama as Agent, and AmSouth Bank of Alabama, First Alabama Bank, Whitney
                 Bank of Alabama, Bank of Mobile, SouthTrust Bank of Alabama, N.A., and Commonwealth National Bank as
                 Lenders

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

  11 *           Statement Re Computation of Per Share Earnings

  21 *           Subsidiaries of Registrant and Partnerships in which Registrant Owns an Interest

  23 *           Consent of Deloitte & Touche

  27 *           Financial Data Schedule

*  Filed herewith

** Management contract or compensatory plan or arrangement