Form 10-Q
period 1996-12-31
MOBILE GAS SERVICE CORP
filed 1997-02-12
CIK 67212

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                      For Quarter Ended December 31, 1996
                                        -----------------

                           Commission File No. 0-234
                                               -----


                          MOBILE GAS SERVICE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Alabama                                        63-0142930
  -------------------------------------------            -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)



               2828 Dauphin Street, Mobile, Alabama          36606
           -----------------------------------------------------------
               (Address of principal executive office)      (Zip Code)


      Registrant's telephone number, including area code   334-476-2720
                                                         ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No
                                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock ($2.50 par value) outstanding at January 31, 1997 - 3,227,880 shares.

                         MOBILE GAS SERVICE CORPORATION


                                    INDEX


                                                                      Page No.
                                                                      --------
PART I.       Financial Information:

              Consolidated Balance Sheets - December 31,
              1996 and 1995 and September 30, 1996                      3 - 4


              Consolidated Statements of Income - Three and
              Twelve Months Ended December 31, 1996 and 1995              5


              Consolidated Statements of Retained Earnings -
              Three and Twelve Months Ended December 31, 1996
              and 1995                                                    6


              Consolidated Statements of Cash Flows - Three
              Months Ended December 31, 1996 and 1995                     6


              Notes to Consolidated Financial Statements                  7


              Management's Discussion and Analysis of
              Financial Condition and Results of Operations             8 - 10



PART II.      Other Information                                          11


Exhibit Index                                                            12

                        PART I. FINANCIAL INFORMATION


                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                               December 31,       September 30,
Assets                                                      1996         1995         1996
                                                          ----------------------  -------------
                                                                 (Unaudited)
Property, Plant, and Equipment                            $ 154,032    $ 146,579    $ 153,000
Less Accumulated Depreciation and Amortization               37,338       33,090       36,099
                                                          ---------    ---------    ---------
    Property, Plant, and Equipment in Service - Net         116,694      113,489      116,901

Construction Work in Progress                                 3,604        1,223        2,579
                                                          ---------    ---------    ---------

       Total Property, Plant, and Equipment                 120,298      114,712      119,480
                                                          ---------    ---------    ---------


Current Assets:
  Cash and Cash Equivalents                                   3,722        1,548       12,030
  Receivables:
    Gas                                                       6,819        6,038        3,151
    Merchandise                                               1,659        1,468        1,530
    Other                                                       941          225          566
    Allowance for Doubtful Accounts                            (502)        (331)        (349)
  Materials, Supplies, and Merchandise                        1,107        1,045        1,163
  Gas Stored Underground                                      1,875        1,094        1,951
  Deferred Gas Costs                                          1,584        1,335          186
  Deferred Income Taxes                                       1,316        3,146        2,063
  Prepayments                                                 2,020        1,292        1,847
                                                          ---------    ---------    ---------

        Total Current Assets                                 20,541       16,860       24,138
                                                          ---------    ---------    ---------

Regulatory Assets                                             1,310        1,738        1,367
                                                          ---------    ---------    ---------

Merchandise Receivables Due After One Year                    5,998        5,448        5,670
                                                          ---------    ---------    ---------

Deferred Charges                                              1,537        1,701        1,463
                                                          ---------    ---------    ---------

            Total                                         $ 149,684    $ 140,459    $ 152,118
                                                          =========    =========    =========



See Accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)

                                                   December 31,       September 30,
Capitalization and Liabilities                  1996         1995         1996
                                             -----------------------  -------------
                                                   (Unaudited)
Capitalization:
  Stockholders' Equity
    Common Stock, $2.50 Par Value
     (Authorized 4,000,000 Shares;
     Outstanding: December 1996 -
      3,225,000 Shares; December 1995 -
      3,213,000 Shares; September 1996 -
      3,222,000 Shares)                      $    8,064   $    8,033   $    8,055
    Capital in Excess of Par Value                9,419        9,166        9,341
    Retained Earnings                            34,139       28,849       33,004
                                             ----------   ----------   ----------
         Total Stockholders' Equity              51,622       46,048       50,400
  Minority Interest                               2,722        2,240        2,451
  Long-Term Debt (Less Current Maturities)       65,274       56,129       54,509
                                             ----------   ----------   ----------
            Total Capitalization                119,618      104,417      107,360
                                             ----------   ----------   ----------

Current Liabilities:
  Current Maturities of Long-Term Debt            2,105        2,003        2,818
  Notes Payable                                                3,600       15,000
  Accounts Payable                                5,329        4,005        3,687
  Dividends Declared                                903          867          902
  Customer Deposits                               1,550        1,495        1,549
  Taxes Accrued                                   2,517        2,348        3,075
  Interest Accrued                                1,556        1,537        1,641
  Deferred Purchased Gas Adjustment                            5,889          638
  Other Liabilities                               2,329        2,241        2,380
                                             ----------   ----------   ----------
            Total Current Liabilities            16,289       23,985       31,690
                                             ----------   ----------   ----------

Accrued Pension Cost                              1,814        1,672        1,778
Accrued Postretirement Benefit Cost               1,337        1,510        1,312
Deferred Income Taxes                            10,163        8,385        9,508
Deferred Investment Tax Credits                     463          490          470
                                             ----------   ----------   ----------

                 Total                       $  149,684   $  140,459   $  152,118
                                             ==========   ==========   ==========



See Accompanying Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                               Three Months              Twelve Months
                                             Ended December 31,        Ended December 31,
                                           ----------------------    ----------------------
                                             1996         1995         1996         1995
                                           ---------    ---------    ---------    ---------
Operating Revenues
  Gas Revenues                             $  16,942    $  15,933    $  69,343    $  59,321
  Merchandise Sales and Jobbing                1,019          883        3,177        2,835
                                           ---------    ---------    ---------    ---------
       Total Operating Revenues               17,961       16,816       72,520       62,156
                                           ---------    ---------    ---------    ---------

Operating Expenses
  Cost of Gas                                  5,248        4,739       20,061       19,203
  Cost of Merchandise and Jobbing                746          668        2,421        2,087
  Operations                                   4,391        4,211       18,281       16,027
  Maintenance                                    435          397        1,983        1,443
  Depreciation                                 1,451        1,354        5,503        5,143
  Taxes, Other Than Income Taxes               1,151        1,332        5,393        4,941
                                           ---------    ---------    ---------    ---------
       Total Operating Expenses               13,422       12,701       53,642       48,844
                                           ---------    ---------    ---------    ---------

Operating Income                               4,539        4,115       18,878       13,312
                                           ---------    ---------    ---------    ---------

Other Income and (Expense)
  Interest Expense                            (1,401)      (1,353)      (5,349)      (5,497)
  Allowance for Borrowed Funds Used
    During Construction                           37            3           69           41
  Interest Income                                231          193          925          469
  Minority Interest                             (143)         (95)        (479)        (323)
                                           ---------    ---------    ---------    ---------
       Total Other Income (Expense)           (1,276)      (1,252)      (4,834)      (5,310)
                                           ---------    ---------    ---------    ---------

Income Before Income Taxes                     3,263        2,863       14,044        8,002
                                           ---------    ---------    ---------    ---------

Income Taxes                                   1,225        1,059        5,179        2,910
                                           ---------    ---------    ---------    ---------

Net Income                                 $   2,038    $   1,804    $   8,865    $   5,092
                                           =========    =========    =========    =========

Earnings Per Share of Common Stock         $    0.63    $    0.56    $    2.74    $    1.59
                                           =========    =========    =========    =========

Cash Dividends Per Share of Common Stock   $    0.28    $    0.27    $    1.11    $    1.07
                                           =========    =========    =========    =========

Average Common Shares Outstanding              3,241        3,213        3,231        3,210
                                           =========    =========    =========    =========



See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (Unaudited)
                                 (In Thousands)

                                     Three Months            Twelve Months
                                  Ended December 31,       Ended December 31,
                                 ---------------------   ---------------------
                                    1996        1995        1996        1995
                                 ---------   ---------   ---------   ---------
Balance at Beginning of Period   $  33,004   $  27,912   $  28,849   $  27,191
Net Income                           2,038       1,804       8,865       5,092
                                 ---------   ---------   ---------   ---------
     Total                          35,042      29,716      37,714      32,283
Less:  Dividends                       903         867       3,575       3,434
                                 ---------   ---------   ---------   ---------
Balance at End of Period         $  34,139   $  28,849   $  34,139   $  28,849
                                 =========   =========   =========   =========



                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                              Three Months
                                                            Ended December 31,
                                                          ----------------------
                                                            1996         1995
                                                          ---------    ---------

Cash Flows (Used) Provided by Operating Activities        $    (231)   $   1,660
                                                          ---------    ---------

Cash Flows Used In Investing Activities-
     Capital Expenditures                                    (2,312)      (1,201)
                                                          ---------    ---------

Cash Flows From Financing Activities:
     Repayment of Long-Term Debt                             (1,948)        (915)
     Proceeds From Issuance of Long-Term Debt                12,000
     Changes in Short-Term Borrowings                       (15,000)       1,800
     Payment of Dividends, Net of Dividend Reinvestment        (817)        (819)
                                                          ---------    ---------

     Net Cash (Used) Provided by Financing Activities        (5,765)          66
                                                          ---------    ---------

Net (Decrease) Increase in Cash and Cash Equivalents         (8,308)         525
                                                          ---------    ---------

Cash & Cash Equivalents at Beginning of Period               12,030        1,023
                                                          ---------    ---------

Cash & Cash Equivalents at End of Period                  $   3,722    $   1,548
                                                          =========    =========


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

Note 2. The Company issued $12,000,000 of 7.27% First Mortgage bonds on November 26, 1996. The bonds mature beginning November 1, 2000 and ending November 1, 2006.

Note 3. At the Annual Meeting of Stockholders held on January 31, 1997, stockholders approved a proposed amendment to the Restated Articles of Incorporation of the Company to increase the authorized number of shares of common stock of the Company to eight million and to reduce the par value of such common stock from $2.50 per share to $.01 per share. The effect of this change on the Company's financial sttements at January 31, 1997 is a reduction in the Common Stock Par Value of $8,037,421 and an increase in the Capital in Excess of Par Value of the same amount.

Note 4. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three month periods ended December 31, 1996 and 1995 are not indicative of the results to be expected for the full year.

Note 5. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, consisting of normal and recurring accruals, which are, in the opinion of management, necessary to present fairly the results for the interim periods have been made and are of a recurring nature. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mobile Gas Service Corporation (Mobile Gas), an investor owned natural gas utility incorporated under the laws of the State of Alabama, is engaged principally in the distribution of natural gas to customers in southwest Alabama. Mobile Gas serves over 100,000 residential, commercial, and industrial customers. Gas deliveries to these customers are regulated by the Alabama Public Service Commission (APSC).

Bay Gas Storage Company, Ltd. (Bay Gas) is a limited partnership in which MGS Storage Services, Inc., a wholly owned subsidiary of Mobile Gas, is general partner and 87.5% owner. Bay Gas operates an underground gas storage cavern which is used to provide storage and delivery of natural gas for Mobile Gas and other customers. Bay Gas is a separate utility with rates regulated by the APSC for intrastate contracts. By Federal Energy Regulatory Commission order, Bay Gas is permitted to charge market-based rates for interstate storage contracts.

Unregulated operations include the sale and financing of appliances, jobbing work, and contract and consulting work for utilities and industrial customers.

Financial Condition

The Company relies on funds provided by operations and short-term borrowings to meet working capital requirements and to finance capital expenditures on a temporary basis. During the first quarter of fiscal 1997, operating activities used cash of $231,000 compared to operating activities providing cash of $1,660,000 for the first quarter of fiscal 1996. The decrease in cash provided by operating activities is attributed primarily to higher receivables resulting from increased revenues particularly during the month of December 1996. Net cash used by financing activities for the fiscal 1997 first quarter was $5,765,000 compared to financing activities providing cash of $66,000 for the fiscal 1996 first quarter. Several components of financing activities contributed to this decrease. The increase in the repayment of long-term debt is attributed primarily to the Company exercising its option to retire an additional $750,000 of the 10.25% First Mortgage Bonds. Changes in short-term borrowings represent the net of borrowings and payments on the Company's revolving credit agreement. Of the $15,000,000 net pay-down since September 30, 1996, $11,000,000 is related to the maturity of short-term investments which were purchased with funds drawn on the revolving credit agreement. The proceeds from the maturity of these investments were applied to the balance owed on the revolving credit agreement. In order to fund on-going capital projects, the Company issued $12,000,000 of 7.27% First Mortgage Bonds in November 1996.

The Company's capital needs are due primarily to its construction program. The increase in cash flows used in investing activities for the fiscal 1997 first quarter compared to the fiscal 1996 first quarter is due primarily to the completion of additional dehydration equipment which more than doubled the daily withdrawal capacity of Bay Gas' storage facility and to increased construction activity for an on-going capital project which is adding facilities to service a large industrial customer by mid-1997. An estimated $10 million in new facilities related to this capital project is under construction by the Company. At December 31, 1996 $2.2 million had been expended on these facilities. Capital expenditures related to the Company's other construction for the remainder of fiscal 1997 are estimated to be $ 5.5 million.

Funds for the Company's working capital and capital needs are expected to come from cash provided by operations, the November 1996 bond issue, and draws upon the Company's revolving credit agreement of which $20 million is available at December 31, 1996. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

Results of Operations

Net income for the three months ended December 31, 1996 and 1995 was $2,038,000 or $.63 per share and $1,804,000 or $.56 per share, respectively. Net income for the twelve months ended December 31, 1996 and 1995 was $8,865,000 or $2.74 per share and $5,092,000 or $1.59 per share, respectively. Earnings per share for both current year periods reflect the full impact of a general rate increase which was approved by the APSC and became effective on December 1, 1995. The first quarter increase in earnings per share was offset $.05 per share due to weather which was 13% warmer than the fiscal 1996 first quarter and close to normal. Weather during the twelve months ended December 31, 1996 was 27% colder than the prior twelve month period and 20% colder than normal resulting in a $.47 per share and $.40 per share increase in earnings, respectively.

The effect of weather will continue to be a factor in comparing earnings per share to the prior year until the Company has experienced a full year's impact of utilizing a temperature rate adjustment, which was implemented on November 1, 1996. The temperature rate adjustment is applied to residential and small commercial customers' gas bills during the months of November through April and is designed to level out the effects of temperature extremes on Company earnings by reducing high gas bills to customers in colder than normal weather and increasing gas revenues received by the Company in warmer than normal weather. The temperature rate adjustment had a minimal effect on Company earnings during the first quarter of fiscal 1997 as weather was close to normal.

Gas revenues increased 6% for the three months ended December 31, 1996 compared to the same prior year period. The increase in gas revenues is attributed primarily to two factors: the increase in purchased gas adjustment components included within customer rates which was in response to increased gas costs incurred by the Company; and the general rate increase which was in effect for the entire fiscal 1997 first quarter as compared to one month in the fiscal 1996 first quarter. Other factors affecting growth in gas revenues included increases in the transported gas volumes and in natural gas storage revenues resulting from additional firm and interruptible storage contracts. The effects of warmer weather during the first quarter of fiscal 1997 offset partially the above impacts as volumes sold to temperature-sensitive customers declined 11% from the fiscal 1996 first quarter. In addition, the volume of gas sold to large industrial and commercial customers decreased for the current quarter. Gas revenues for the twelve months ended December 31, 1996 increased 17% compared to the corresponding period in fiscal 1996. In addition to the impacts of the general rate increase, the purchased gas adjustment increase, and increased transportation and storage revenues during the current twelve-month period, colder weather resulted in a 12% increase in deliveries to temperature-sensitive customers.

Merchandise sales and jobbing revenues have increased 15% and 12%, respectively, for the three and twelve month periods ended December 31, 1996. Higher unit sales volumes and pricing contributed to increases for both current year periods.

Cost of gas for the three months ended December 31, 1996 increased 11% although total volumes of gas sold decreased 14%. The Company's rate tariffs allow a pass through to customers of the incurred cost of gas. The Company's cost of gas per MMBtu for the fiscal

1997 first quarter increased compared to the fiscal 1996 first quarter resulting in increased billings to customers under the Company's purchased gas adjustment provision. The increased cost of gas for the twelve months ended December 31, 1996 is attributed primarily to increased gas volumes resulting from the colder weather during the current twelve month period as compared to the prior year period.

The fluctuation in the cost of merchandise and jobbing for both current year periods is attributed to increased unit sales volume and manufacturers' cost.

Operations and maintenance expense increased 16% for the twelve months ended December 31, 1996. A variety of factors contributed to this increase. Bay Gas operations and maintenance expense increased $90,000 in conjunction with serving new storage customers. For Mobile Gas, certain non-routine maintenance projects totaling $450,000 were initiated and completed in calendar 1996. Bad debt expense increased $225,000 primarily due to higher customer bills resulting from increased usage during the cold 1995-96 heating season.
Overtime expenses during calendar 1996 were $115,000 higher than calendar 1995 due primarily to responding to customer and system needs during the extremely cold winter of 1996. Expenses in calendar 1996 also rose from increased advertising, contributions and additional personnel hired in late fiscal 1995 in order to improve responsiveness to customers.

Taxes, other than income taxes, decreased $181,000 for the three months ended December 31, 1996 compared to the prior year quarter. During the fiscal 1997 first quarter, the State of Alabama approved the Company's claim for refund of a business license tax. As a result of this approval, the Company recorded a reduction in other taxes of $246,000 which had been previously recorded.

Interest income increased $456,000 for the twelve month period ending December 31, 1996. Improved cash flow during the current twelve month period provided the Company more opportunities to invest in short-term financial instruments.

Income tax expense changed primarily in relation to changes in pre-tax income for the periods ended December 31, 1996.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibit No.          Description

               11                  Computation of Earnings Per Share

               27                  Financial Data Schedule (EDGAR version only)

       (b)    Reports on Form 8-K

              During the quarter for which this report is filed, there were no reports on Form 8-K.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               MOBILE GAS SERVICE CORPORATION
                                           -------------------------------------
                                                  (Registrant)




Date:      February 12, 1997                        /s/ John S. Davis
      -------------------------            -------------------------------------
                                                      John S. Davis
                                                      President and
                                                  Chief Executive Officer



Date:      February 12, 1997                        /s/ Charles P. Huffman
      -------------------------            -------------------------------------
                                                   Charles P. Huffman
                                             Vice President, Chief Financial
                                                  Officer, and Treasurer

                                 EXHIBIT INDEX

       Exhibit No.          Description
       -----------          -----------
       11                   Computation of Earnings Per Share


       27                   Financial Data Schedule (EDGAR version only)