Form 10-Q
period 1997-03-31
MOBILE GAS SERVICE CORP
filed 1997-05-13
CIK 67212

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   Form 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        For Quarter Ended March 31, 1997

                           Commission File No. 0-234



                          MOBILE GAS SERVICE CORPORATION
             (Exact name of registrant as specified in its charter)



        Alabama                                                 63-0142930
---------------------------                               ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



             2828 Dauphin Street, Mobile, Alabama          36606
         -----------------------------------------------------------
           (Address of principal executive office)      (Zip Code)


      Registrant's telephone number, including area code   334-476-2720
                                                         ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X  No
                                                 ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock ($.01 par value) outstanding at April 30, 1997 - 3,231,622 shares.

                         MOBILE GAS SERVICE CORPORATION



                                     INDEX



                                                                     Page No.
                                                                     --------
PART I.  Financial Information:

         Consolidated Balance Sheets - March 31,
         1997 and 1996 and September 30, 1996                         3 - 4


         Consolidated Statements of Income - Three, Six and
         Twelve Months Ended March 31, 1997 and 1996                    5


         Consolidated Statements of Retained Earnings - Three,
         Six and Twelve Months Ended March 31, 1997
         and 1996                                                       6


         Consolidated Statements of Cash Flows - Six
         Months Ended March 31, 1997 and 1996                           6


         Notes to Consolidated Financial Statements                     7


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                8 - 10



PART II. Other Information                                              11


Exhibit Index                                                           12

                         PART I. FINANCIAL INFORMATION


                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                             March 31,        September 30,
Assets                                                   1997        1996         1996
                                                      ----------------------    ---------
                                                            (Unaudited)

Property, Plant, and Equipment                        $ 155,507    $ 148,961    $ 153,000
Less: Accumulated Depreciation and Amortization          38,566       34,073       36,099
                                                      ---------    ---------    ---------
    Property, Plant, and Equipment in Service - Net     116,941      114,888      116,901

Construction Work in Progress                             5,476        1,144        2,579
                                                      ---------    ---------    ---------

      Total Property, Plant, and Equipment              122,417      116,032      119,480
                                                      ---------    ---------    ---------


Current Assets:
  Cash and Cash Equivalents                               7,857        1,791       12,030
  Receivables:
    Gas                                                   6,351        7,131        3,151
    Merchandise                                           1,675        1,503        1,530
    Other                                                   741          384          566
    Allowance for Doubtful Accounts                        (764)        (438)        (349)
  Materials, Supplies, and Merchandise                    1,136        1,216        1,163
  Gas Stored Underground for Current Use                  1,329          525        1,951
  Deferred Gas Costs                                        298          942          186
  Deferred Income Taxes                                   2,059        2,708        2,063
  Prepayments                                               914          931        1,331
                                                      ---------    ---------    ---------

        Total Current Assets                             21,596       16,693       23,622
                                                      ---------    ---------    ---------

Regulatory Asset                                          1,253        1,578        1,367
                                                      ---------    ---------    ---------

Merchandise Receivables Due After One Year                5,944        5,326        5,670
                                                      ---------    ---------    ---------

Deferred Charges                                          1,455        1,629        1,463
                                                      ---------    ---------    ---------

            Total                                     $ 152,665    $ 141,258    $ 151,602
                                                      =========    =========    =========




See Accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)



                                                    March 31,     September 30,
Capitalization and Liabilities                   1997     1996        1996
                                              ------------------   ----------
                                                 (Unaudited)
Capitalization:
  Stockholders' Equity
    Common Stock, $.01 Par Value
     (Authorized 8,000,000 Shares;
     Outstanding: March, 1997 -
     3,229,000 Shares; March, 1996 -
     3,215,000 Shares; September, 1996 -
     3,222,000 Shares)                       $     32   $     32   $     32
    Capital in Excess of Par Value             17,540     17,212     17,364
    Retained Earnings                          38,097     33,295     33,004
                                             --------   --------   --------
         Total Stockholders' Equity            55,669     50,539     50,400
  Minority Interest                             2,827      2,327      2,451
  Long-Term Debt (Less Current Maturities)     65,122     55,989     54,509
                                             --------   --------   --------
            Total Capitalization              123,618    108,855    107,360
                                             --------   --------   --------

Current Liabilities:
  Current Maturities of Long-Term Debt          2,117      2,013      2,818
  Notes Payable                                                      15,000
  Accounts Payable                              3,200      4,327      3,687
  Dividends Declared                              904        868        902
  Customer Deposits                             1,579      1,568      1,549
  Taxes Accrued                                 2,871      3,364      2,607
  Interest Accrued                              1,963      1,763      1,641
  Deferred Purchased Gas Adjustment                73      3,547        638
  Other Liabilities                             1,952      2,308      2,380
                                             --------   --------   --------
            Total Current Liabilities          14,659     19,758     31,222
                                             --------   --------   --------

Accrued Pension Cost                            1,849      1,705      1,778
Accrued Postretirement Benefit Cost             1,367      1,563      1,312
Deferred Income Taxes                          10,715      8,892      9,460
Deferred Investment Tax Credits                   457        485        470
                                             --------   --------   --------

                 Total                       $152,665   $141,258   $151,602
                                             ========   ========   ========




See Accompanying Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                            Three Months           Six Months            Twelve Months
                                           Ended March 31,       Ended March 31,         Ended March 31,
                                      --------------------------------------------------------------------
                                        1997        1996        1997        1996        1997        1996
                                      --------    --------    --------    --------    --------    --------

Operating Revenues
  Gas Revenues                        $ 28,711    $ 27,527    $ 45,653    $ 43,459    $ 70,527    $ 64,373
  Merchandise Sales and Jobbing            625         695       1,644       1,578       3,108       2,879
                                      --------    --------    --------    --------    --------    --------
     Total Operating Revenues           29,336      28,222      47,297      45,037      73,635      67,252
                                      --------    --------    --------    --------    --------    --------

Operating Expenses
  Cost of Gas                           11,334       9,264      16,582      14,003      22,130      19,194
  Cost of Merchandise and Jobbing          455         503       1,201       1,171       2,374       2,102
  Operations                             4,785       5,045       9,177       9,256      18,022      16,810
  Maintenance                              254         400         689         796       1,837       1,508
  Depreciation                           1,451       1,354       2,901       2,708       5,600       5,220
  Taxes, Other Than Income Taxes         1,964       1,956       3,115       3,288       5,401       5,222
                                      --------    --------    --------    --------    --------    --------
        Total Operating Expenses        20,243      18,522      33,665      31,222      55,364      50,056
                                      --------    --------    --------    --------    --------    --------

Operating Income                         9,093       9,700      13,632      13,815      18,271      17,196
                                      --------    --------    --------    --------    --------    --------

Other Income and (Expense)
  Interest Expense                      (1,450)     (1,331)     (2,850)     (2,684)     (5,468)     (5,404)
  Allowance for Borrowed Funds Used
    During Construction                     51           5          88           8         115          17
  Interest Income                          231         192         462         385         965         478
  Minority Interest                       (157)       (118)       (300)       (213)       (518)       (357)
                                      --------    --------    --------    --------    --------    --------
     Total Other Income (Expense)       (1,325)     (1,252)     (2,600)     (2,504)     (4,906)     (5,266)
                                      --------    --------    --------    --------    --------    --------

Income Before Income Taxes               7,768       8,448      11,032      11,311      13,365      11,930
                                      --------    --------    --------    --------    --------    --------

Income Taxes                             2,907       3,133       4,132       4,192       4,953       4,315
                                      --------    --------    --------    --------    --------    --------

Net Income                            $  4,861    $  5,315    $  6,900    $  7,119    $  8,412    $  7,615
                                      ========    ========    ========    ========    ========    ========

Earnings Per Share of Common Stock    $   1.49    $   1.65    $   2.12    $   2.21    $   2.60    $   2.37
                                      ========    ========    ========    ========    ========    ========

Cash Div. Per Share of Common Stock   $   0.28    $   0.27    $   0.56    $   0.54    $   1.12    $   1.08
                                      ========    ========    ========    ========    ========    ========

Average Common Shares Outstanding        3,254       3,215       3,248       3,214       3,239       3,212
                                      ========    ========    ========    ========    ========    ========




See Accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (Unaudited)
                                (In Thousands)


                                    Three Months         Six Months        Twelve Months
                                   Ended March 31,     Ended March 31,     Ended March 31,
                                 -----------------   -----------------   -----------------
                                  1997      1996      1997      1996      1997       1996
                                 -------   -------   -------   -------   -------   -------
Balance at Beginning of Period   $34,140   $28,848   $33,004   $27,912   $33,295   $29,150
Net Income                         4,861     5,315     6,900     7,119     8,412     7,615
                                 -------   -------   -------   -------   -------   -------
     Total                        39,001    34,163    39,904    35,031    41,707    36,765
Less:  Dividends                     904       868     1,807     1,736     3,610     3,470
                                 -------   -------   -------   -------   -------   -------
Balance at End of Period         $38,097   $33,295   $38,097   $33,295   $38,097   $33,295
                                 =======   =======   =======   =======   =======   =======



                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                             Six Months
                                                           Ended March 31,
                                                          1997         1996
                                                        --------    --------
Cash Flows Provided by Operating Activities             $  8,431    $  9,138
                                                        --------    --------

Cash Flows From Investing Activities -
  Capital Expenditures                                    (5,884)     (3,882)
                                                        --------    --------

Cash Flows From Financing Activities:
  Repayment of Long-Term Debt                             (2,089)     (1,046)
  Proceeds From Issuance of Long-Term Debt                12,000
  Changes in Short-Term Borrowings                       (15,000)     (1,800)
  Payment of Dividends, Net of Dividend Reinvestment      (1,631)     (1,642)
                                                        --------    --------

  Net Cash Used In Financing Activities                   (6,720)     (4,488)
                                                        --------    --------

Net (Decrease) Increase  in Cash and Cash Equivalents     (4,173)        768
                                                        --------    --------

Cash & Cash Equivalents at Beginning of Period            12,030       1,023
                                                        --------    --------

Cash & Cash Equivalents at End of Period                $  7,857    $  1,791
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

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three and six month periods ended March 31, 1997 and 1996 are not indicative of the results to be expected for the full year.

Note 4. The Company issued $12,000,000 of 7.27% First Mortgage bonds on November 26, 1996. The bonds mature beginning November 1, 2000 and ending November 1, 2006.

Note 5. At the Annual Meeting of Stockholders held on January 31, 1997, stockholders approved a proposed amendment to the Restated Articles of Incorporation of the Company to increase the authorized number of shares of common stock of the Company to eight million and to reduce the par value of such common stock from $2.50 per share to $.01 per share. The effect of this change on the Company's financial statements at January 31, 1997 was a reduction in the Common Stock Par Value of $8,037,421 and an increase in the Capital in Excess of Par Value of the same amount. The change in par value has been retroactively reflected in the financial statements for all dates presented.

Note 6. Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), was issued in February 1997 and is effective for the Company for the quarter ending December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company does not expect the implementation of SFAS 128 to have a significant impact on the Company's reported earnings per share.

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

Financial Condition

The Company relies on funds provided by operations and short-term borrowings to meet working capital requirements and to finance capital expenditures on a temporary basis. During the six months ended March 31, 1997 and 1996, operating activities provided cash of $8,431,000 and $9,138,000, respectively. The decrease in cash provided by operating activities is attributed to the decrease in net income of $219,000, a net decrease in operating assets and liabilities, which generally results from the timing of receipts and payments, and an increase in the non-cash components of net income, which offset partially the above impacts.

The Company's capital needs are due primarily to its on-going construction program. In addition to its normal construction program, an estimated $7 million in new facilities are under construction to service a large new industrial customer by mid-1997. At March 31, 1997 $4.0 million had been expended on these facilities. Capital expenditures related to the Company's normal construction program for the remainder of fiscal 1997 are estimated to be $ 4.0 million.

Net cash used by financing activities for the six months ended March 31, 1997 and 1996 was $6,720,000 and $4,488,000, respectively. Several components of financing activities contributed to this decrease. The increase in the repayment of long-term debt is attributed primarily to the Company exercising its option to retire an additional $750,000 of the 10.25% First Mortgage Bonds. Changes in short-term borrowings represent the net of borrowings and payments on the Company's revolving credit agreement. Of the $15,000,000 net pay-down since September 30, 1996, $11,000,000 is related to the maturity of short-term investments which were purchased with funds drawn on the revolving credit agreement. The proceeds from the maturity of these investments were applied to the balance owed on the revolving credit agreement. In order to fund on-going capital projects, the Company issued $12,000,000 7.27% First Mortgage Bonds in November 1996.

Funds for the Company's working capital and capital needs are expected to come from cash provided by operations, the November 1996 bond issue, and draws upon the Company's revolving credit agreement of which $20 million is available at March 31, 1997. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

Results of Operations

Net income for the three, six and twelve month periods ended March 31, 1997 was $4,861,000 or $1.49 per share, $6,900,000 or $2.12 per share, and $8,412,000 or
$2.60 per share, respectively, compared to $5,315,000 or $1.65 per share, $7,119,000 or $2.21 per share, and $7,615,000 or $2.37 per share, respectively, for the corresponding periods of the prior year.

Weather in the Company's service area during the three, six and twelve months ended March 31, 1997 was 29%, 25% and 17%, respectively, warmer than the prior year periods and 14%, 10% and 4%, respectively, warmer than normal. Even though sales volumes to residential and small commercial customers were down due to warmer weather, a temperature rate adjustment implemented on November 1, 1996 helped mitigate the effect of warmer than normal weather on Company earnings, particularly during the second quarter of fiscal 1997. The temperature rate adjustment is applied to the aforementioned customers' gas bills during the months of November through April and is designed to level out the effects of temperature extremes on Company earnings by reducing high gas bills to customers in colder than normal weather and increasing gas revenues received by the Company in warmer than normal weather. For the three, six and twelve month periods ended March 31, 1996, the impact of colder weather increased earnings per share $.27, $.34 and $.31, respectively, compared to earnings that would have occurred with normal weather. The fiscal 1997 three and six month earnings, on a weather normalized basis, showed improvement over fiscal 1996 as a result of stable operating and maintenance expenses, improved
gas storage results, and consistent industrial load growth.   Additionally,
both the six and twelve month earnings for 1997 were positively impacted as compared to the same prior year periods by a general rate increase which became effective on December 1, 1995.

Gas revenues increased 4%, 5% and 10%, respectively, for the three, six and twelve months ended March 31, 1997 compared to the corresponding periods in the prior year. The increase in gas revenues is due primarily to the increase in the purchased gas adjustment component included within customer rates which was in response to increased gas costs incurred by the Company. Other contributing factors for the three current year periods were increased gas storage revenues and the recently implemented temperature rate adjustment. Gas revenues for the 1997 six and twelve month periods were impacted also by the general rate increase. The effects of warmer weather during the 1997 three, six and twelve month periods resulted in a decrease of gas sold and delivered to temperature-sensitive customers of 23%, 19% and 11%, respectively, which partially offset the aforementioned impacts on gas revenues.

Cost of gas increased 22%, 18% and 15% for the three, six and twelve months ended March 31, 1997 due primarily to increased gas costs per unit of purchased gas. The Company's rate tariffs allow a pass-through to customers of the incurred cost of gas. Unit gas costs were much higher during current year periods compared to the prior year periods resulting in increased billings to customers under the Company's purchased gas adjustment provision.

Operations and maintenance expenses decreased 7% for the second quarter of fiscal 1997. Factors contributing to this decrease were: increased capitalized costs due to a higher level of construction activity, lower workers compensation premium expense, lower promotional sales expenses, and lower overtime pay than in last year's unusually cold winter. The above factors were offset partially by an increase in bad debt expense of $136,000 attributed primarily to higher customer bills resulting from the pass-through of incurred gas costs. Operations and maintenance expenses increased 8% for the twelve months ended March 31, 1997. Certain non-routine maintenance projects totaling $450,000 were initiated and completed during the last six months of fiscal 1996. Additionally, increased advertising, contributions and additional personnel hired in late fiscal 1995 contributed to the twelve month increase.

Taxes, other than income taxes decreased $173,000 for the six months ended March 31, 1997 as compared to the same period last year. During fiscal 1997 first quarter, the State of Alabama approved the Company's claim for refund of a business license tax. As a result of this approval, the Company reduced its accrued taxes, other than income taxes, by $246,000.

Interest income increased $487,000 for the twelve months ended March 31, 1997 as compared to the same period last year. An improved cash position during the current twelve month period provided the Company more opportunities to invest in short-term financial instruments.

Income tax expense changed primarily in relation to changes in pre-tax income for the periods ended March 31, 1997.

Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128) was issued in February 1997 and is effective for the Company for the quarter ending December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company does not expect the implementation of SFAS 128 to have a significant impact on the Company's reported earnings per share.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit No.          Description
             -----------          -----------

                3(i)-D Articles of Amendment dated January 31, 1997 to Restated Articles of Incorporation of Mobile Gas Service Corporation (incorporated by reference to Exhibit 3(i)-D to Form 8-K Current Report filed February 12, 1997)

                11                Computation of Earnings Per Share

                27                Financial Data Schedule (EDGAR version only)

         (b)    Reports on Form 8-K
                -------------------

                During the quarter for which this report is filed, the Company filed one report on Form 8-K.


      Date of Report                      Items Reported Under Item 5       Financial Statement
      --------------                      ---------------------------       -------------------
     January 31, 1997                      Adoption of an amendment                  None
     (filed February 12, 1997)             to the Restated Articles of
                                           Incorporation of the Company
                                           and election of Directors of
                                           the Company


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MOBILE GAS SERVICE CORPORATION
                                                 -------------------------------
                                                           (Registrant)



Date:      May 12, 1997                              /s/ John S. Davis
      -----------------------                    -------------------------------
                                                         John S. Davis
                                                         President and
                                                      Chief Executive Officer



Date:      May 12, 1997                              /s/ Charles P. Huffman
      -----------------------                    -------------------------------
                                                         Charles P. Huffman
                                                 Vice President, Chief Financial
                                                        Officer, and Treasurer

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.        DESCRIPTION                                         PAGE NO.
-----------        -----------                                         --------
 3(i)-D          Articles of Amendment dated January 31, 1997
                 to Restated Articles of Incorporation of
                 Mobile Gas Service Corporation (incorporated
                 by reference to Exhibit 3(i)-D to Form 8-K
                 Current Report filed February 12, 1997)

 11              Computation of Earnings Per Share                      13

 27              Financial Data Schedule (EDGAR version only)
