Form 10-Q
period 1997-06-30
MOBILE GAS SERVICE CORP
filed 1997-08-14
CIK 67212

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 1997
                                          -------------

                           Commission File No. 0-234
                                               -----


                         MOBILE GAS SERVICE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Alabama                                     63-0142930
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                  2828 Dauphin Street, Mobile, Alabama 36606
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)


        Registrant's telephone number, including area code 334-476-2720
                                                           ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock ($.01 par value) outstanding at July 31, 1997 - 3,235,647 shares.

                         MOBILE GAS SERVICE CORPORATION


                                     INDEX


                                                                      Page No.
                                                                      --------

PART I.  Financial Information:

         Consolidated Balance Sheets - June 30, 1997 and 1996
         and September 30, 1996                                        3 - 4


         Consolidated Statements of Income - Three, Nine and
         Twelve Months Ended June 30, 1997 and 1996                        5


         Consolidated Statements of Retained Earnings - Three,
         Nine and Twelve Months Ended June 30, 1997
         and 1996                                                          6


         Consolidated Statements of Cash Flows - Nine
         Months Ended June 30, 1997 and 1996                               6


         Notes to Consolidated Financial Statements                    7 - 8


         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                9 - 12



PART II. Other Information                                                13


Exhibit Index                                                             14

                         PART I. FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                              June 30,           September 30,
Assets                                                   1997          1996          1996
                                                      ----------    ----------    ----------
                                                            (Unaudited)
Property, Plant, and Equipment                        $  160,835    $  149,378    $  153,000
Less Accumulated Depreciation and Amortization            39,614        35,150        36,099
                                                      ----------    ----------    ----------
    Property, Plant, and Equipment in Service - Net      121,221       114,228       116,901

Construction Work in Progress                              3,050         1,916         2,579
                                                      ----------    ----------    ----------

       Total Property, Plant, and Equipment              124,271       116,144       119,480
                                                      ----------    ----------    ----------


Current Assets:
  Cash and Cash Equivalents                                8,718         1,482        12,030
  Receivables:
    Gas                                                    3,540         4,308         3,151
    Merchandise                                            2,779         2,554         2,592
    Other                                                    677           423           566
    Allowance for Doubtful Accounts                         (727)         (366)         (349)
  Materials, Supplies, and Merchandise                     1,091         1,080         1,163
  Gas Stored Underground                                   1,424         2,069         1,951
  Deferred Gas Costs                                         399           309           186
  Deferred Income Taxes                                    1,950         2,441         2,063
  Prepayments                                              1,238         1,300         1,331
                                                      ----------    ----------    ----------

        Total Current Assets                              21,089        15,600        24,684
                                                      ----------    ----------    ----------

Regulatory Asset                                           1,195         1,469         1,367
                                                      ----------    ----------    ----------

Merchandise Receivables Due After One Year                 4,733         4,349         4,608
                                                      ----------    ----------    ----------

Deferred Charges                                           1,404         1,611         1,463
                                                      ----------    ----------    ----------

            Total                                     $  152,692    $  139,173    $  151,602
                                                      ==========    ==========    ==========



See Accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)

                                                     June 30,         September 30,
Capitalization and Liabilities                  1997         1996         1996
                                             ----------   ----------   ----------
                                                  (Unaudited)
Capitalization:
  Stockholders' Equity
    Common Stock, $.01 Par Value
     (Authorized 8,000,000 Shares;
     Outstanding: June 1997 -
      3,233,000 Shares; June 1996 -
      3,218,000 Shares; September 1996 -
      3,222,000 Shares)                      $       32   $       32   $       32
    Capital in Excess of Par Value               17,652       17,283       17,364
    Retained Earnings                            38,222       33,784       33,004
                                             ----------   ----------   ----------
         Total Stockholders' Equity              55,906       51,099       50,400
  Minority Interest                               2,895        2,378        2,451
  Long-Term Debt (Less Current Maturities)       64,488       55,405       54,509
                                             ----------   ----------   ----------
            Total Capitalization                123,289      108,882      107,360
                                             ----------   ----------   ----------

Current Liabilities:
  Current Maturities of Long-Term Debt            2,168        2,058        2,818
  Notes Payable                                                1,000       15,000
  Accounts Payable                                3,519        3,190        3,687
  Dividends Declared                                970          901          902
  Customer Deposits                               1,557        1,549        1,549
  Taxes Accrued                                   2,656        2,760        2,607
  Interest Accrued                                1,491        1,389        1,641
  Deferred Purchased Gas Adjustment                   8        2,082          638
  Other Liabilities                               1,971        2,349        2,380
                                             ----------   ----------   ----------
            Total Current Liabilities            14,340       17,278       31,222
                                             ----------   ----------   ----------

Accrued Pension Cost                              1,886        1,738        1,778
Accrued Postretirement Benefit Cost               1,395        1,569        1,312
Deferred Income Taxes                            11,334        9,228        9,460
Deferred Investment Tax Credits                     448          478          470
                                             ----------   ----------   ----------

                 Total                       $  152,692   $  139,173   $  151,602
                                             ==========   ==========   ==========



See Accompanying Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                            Three Months               Nine Months                 Twelve Months
                                            Ended June 30,             Ended June 30,              Ended June 30,
                                         1997          1996          1997          1996          1997          1996
                                      ----------    ----------    ----------    ----------    ----------    ----------
Operating Revenues
  Gas Revenues                        $   13,166    $   14,333    $   58,819    $   57,793    $   69,360    $   67,380
  Merchandise Sales and Jobbing              688           784         2,328         2,361         3,011         2,961
                                      ----------    ----------    ----------    ----------    ----------    ----------
     Total Operating Revenues             13,854        15,117        61,147        60,154        72,371        70,341
                                      ----------    ----------    ----------    ----------    ----------    ----------

Operating Expenses
  Cost of Gas                              3,200         3,569        19,781        17,573        21,758        19,682
  Cost of Merchandise and Jobbing            555           608         1,757         1,778         2,321         2,142
  Operations                               4,132         4,395        13,309        13,652        17,761        17,552
  Maintenance                                348           437         1,037         1,233         1,749         1,600
  Depreciation                             1,451         1,354         4,352         4,062         5,696         5,296
  Taxes, Other Than Income Taxes           1,159         1,279         4,274         4,567         5,281         5,432
                                      ----------    ----------    ----------    ----------    ----------    ----------
        Total Operating Expenses          10,845        11,642        44,510        42,865        54,566        51,704
                                      ----------    ----------    ----------    ----------    ----------    ----------

Operating Income                           3,009         3,475        16,637        17,289        17,805        18,637
                                      ----------    ----------    ----------    ----------    ----------    ----------

Other Income and (Expense)
  Interest Expense                        (1,449)       (1,287)       (4,299)       (3,971)       (5,629)       (5,345)
  Allowance for Borrowed Funds Used
   During Construction                        69            10           156            18           174            23
  Interest Income                            280           244           745           630           999           644
  Minority Interest                         (104)         (110)         (403)         (324)         (511)         (393)
                                      ----------    ----------    ----------    ----------    ----------    ----------
     Total Other Income (Expense)         (1,204)       (1,143)       (3,801)       (3,647)       (4,967)       (5,071)
                                      ----------    ----------    ----------    ----------    ----------    ----------

Income Before Income Taxes                 1,805         2,332        12,836        13,642        12,838        13,566
                                      ----------    ----------    ----------    ----------    ----------    ----------

Income Taxes                                 709           941         4,841         5,133         4,721         5,000
                                      ----------    ----------    ----------    ----------    ----------    ----------

Net Income                            $    1,096    $    1,391    $    7,995    $    8,509    $    8,117    $    8,566
                                      ==========    ==========    ==========    ==========    ==========    ==========

Earnings Per Share of Common Stock    $     0.34    $     0.44    $     2.46    $     2.65    $     2.50    $     2.66
                                      ==========    ==========    ==========    ==========    ==========    ==========

Cash Div. Per Share of Common Stock   $     0.30    $     0.28    $     0.86    $     0.82    $     1.14    $     1.09
                                      ==========    ==========    ==========    ==========    ==========    ==========

Average Common Shares Outstanding          3,255         3,218         3,250         3,216         3,246         3,214
                                      ==========    ==========    ==========    ==========    ==========    ==========



See Accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (Unaudited)
                                 (In Thousands)

                                     Three Months          Nine Months          Twelve Months
                                    Ended June 30,        Ended June 30,        Ended June 30,
                                 -------------------   -------------------   -------------------
                                   1997       1996       1997       1996       1997       1996
                                 --------   --------   --------   --------   --------   --------
Balance at Beginning of Period   $ 38,097   $ 33,295   $ 33,004   $ 27,912   $ 33,784   $ 28,722
Net Income for Period               1,095      1,391      7,995      8,509      8,117      8,566
                                 --------   --------   --------   --------   --------   --------
     Total                         39,192     34,686     40,999     36,421     41,901     37,288
Less:  Dividends                      970        902      2,777      2,637      3,679      3,504
                                 --------   --------   --------   --------   --------   --------
Balance at End of Period         $ 38,222   $ 33,784   $ 38,222   $ 33,784   $ 38,222   $ 33,784
                                 ========   ========   ========   ========   ========   ========


                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                            Nine Months
                                                           Ended June 30,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash Flows Provided by Operating Activities            $   14,047    $   10,727
                                                       ----------    ----------

Cash Flows Used In Investing Activities -
    Capital Expenditures                                   (9,197)       (5,411)
                                                       ----------    ----------

Cash Flows From Financing Activities:
  Repayment of Long-Term Debts                             (2,673)       (1,584)
  Proceeds From Issuance of Long-Term Debt                 12,000
  Changes in Short-Term Borrowings                        (15,000)         (800)
  Payment of Dividends, Net of Dividend Reinvestment       (2,489)       (2,473)
                                                       ----------    ----------

  Net Cash Used In Financing Activities                    (8,162)       (4,857)
                                                       ----------    ----------

Net (Decrease) Increase in Cash and Cash Equivalents       (3,312)          459

Cash & Cash Equivalents at Beginning of Period             12,030         1,023
                                                       ----------    ----------

Cash & Cash Equivalents at End of Period               $    8,718    $    1,482
                                                       ==========    ==========



See Accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The consolidated financial statements include the accounts of Mobile
Gas Service Corporation, its wholly-owned subsidiaries, MGS Energy Services, Inc., MGS Storage Services, Inc., MGS Marketing Services, Inc., its 87.5% owned partnership, Bay Gas Storage Company, Ltd. (Bay Gas), and its 51% owned partnership, Southern Gas Transmission Company (collectively the "Company"). Minority interest represents the respective other owner's proportionate share of the equity of Bay Gas and Southern Gas Transmission Company. All significant intercompany balances and transactions have been eliminated. Certain fiscal 1996 information has been reclassified to conform to the current year presentation.

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

Note 3. Due to the high percentage of customers using gas for heating, the Company's operations are seasonal in nature. Therefore, the results of operations for the three and nine month periods ended June 30, 1997 and 1996 are not indicative of the results to be expected for the full year.

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

Note 7. Statement of Financial Accounting Standards No. 129, "Disclosures of Information about Capital Structure" (SFAS 129) was issued in February 1997 and applies to all entities for periods ending after December 15, 1997. SFAS 129 consolidates existing disclosure requirements regarding capital structure. The Company was subject to the previously existing requirements and, therefore, no change in disclosure is required for the Company.

Note 8. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued in June 1997 and is effective for the Company for the fiscal year beginning October 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company does not currently have any transactions defined as comprehensive income other than items included in net income and, therefore, does not expect any material changes to its current reporting format in response to SFAS 130.

Note 9. Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) was issued in June 1997 and is effective for the Company for the fiscal year beginning
October 1, 1998. SFAS 131 establishes standards for reporting operating segments by public business enterprises in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company expects to report the required financial and descriptive information about its operating segments, which include natural gas storage and merchandising operations, beginning with the quarter ending December 31, 1998.

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

Financial Condition and Liquidity

The Company relies on funds provided by operations and short-term borrowings to meet working capital requirements and to finance capital expenditures on a temporary basis. During the nine months ended June 30, 1997 and 1996, operating activities provided cash of $14,047,000 and $10,727,000, respectively. The increase in cash provided by operating activities is attributed to an increase in the non-cash components of net income and a net increase in cash provided by the change in operating assets and liabilities, which generally results from the timing of receipts and payments.

The Company's capital needs are due primarily to its on-going construction program. Capital expenditures related to the Company's normal construction program for the remainder of fiscal 1997 are estimated to be $2.0 million. In addition to its normal construction program, the Company has constructed new facilities to service a large new industrial customer by August 1, 1997. The Company expects to expend an estimated $650,000 after June 30, 1997 to complete the project.

Net cash used in financing activities for the nine months ended June 30, 1997 and 1996 was $8,162,000 and $4,857,000, respectively. Several components of financing activities contributed to this decrease. The increase in the repayment of long-term debt is attributed primarily to the Company exercising its option to retire an additional $750,000 of the 10.25% First Mortgage Bonds. Changes in short-term borrowings represent the net of borrowings and payments on the Company's revolving credit agreement. Of the $15,000,000 net pay-down since September 30, 1996, $11,000,000 is related to the maturity of short-term investments which were purchased with funds drawn on the revolving credit agreement. The proceeds from the maturity of these investments were applied to the balance owed on the revolving credit agreement. In order to fund on-going capital projects, the Company issued $12,000,000 7.27% First Mortgage Bonds in November 1996.

Funds for the Company's working capital and capital needs are expected to come from cash provided by operations, the November 1996 bond issue, and draws upon the Company's revolving credit agreement of which $20 million is available at June 30, 1997. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

Results of Operations

Net income for the three, nine and twelve month periods ended June 30, 1997 was $1,096,000 or $.34 per share, $7,995,000 or $2.46 per share, and $8,117,000 or
$2.50 per share, respectively, compared to $1,391,000 or $.44 per share, $8,509,000 or $2.65 per share, and $8,566,000 or $2.66 per share, respectively, for the corresponding periods of the prior year.

The prior year periods reflect the effects on gas sales of an unusually cold winter which resulted in record earnings for the Company. Weather in the Company's service area during the three months ended June 30, 1997 was 45% warmer than the prior year period and 4% warmer than normal. Weather during the nine and twelve months ended June 30, 1997 was 27% warmer than the prior year periods and 9% warmer than normal. Although fiscal 1997 gas sales volumes to temperature-sensitive customers have declined due to the warmer weather, a temperature rate adjustment implemented on November 1, 1996 helped mitigate the effect of warmer than normal weather on Company earnings. For the three months ended June 30, 1996, the impact of colder weather increased earnings per share $.11 compared to earnings that would have occurred with normal weather, while earnings per share for the nine and twelve month periods of last year increased $.45 due to colder than normal weather. Weather normalized earnings reflect improvement for the current year periods over fiscal 1996 as a result of stable operating and maintenance expenses, consistent industrial load growth and improved natural gas storage operations at Bay Gas Storage Company, Ltd., an affiliated company. Additionally, comparisons of both the nine and twelve month earnings for 1997 and 1996 are impacted by the effects of the general rate increase which became effective on December 1, 1995.

Gas revenues decreased 8% for the three months ended June 30, 1997 compared to the corresponding period of the prior year while gas revenues increased 2% and 3% for the nine and twelve month comparative periods. Gas volumes sold to temperature-sensitive customers decreased 22% for the fiscal 1997 third quarter due to the effects of weather which was 89% colder than normal for the fiscal 1996 third quarter while fiscal 1997 third quarter billings to these customers were based on near normal weather. Additional effects on gas revenues for the current third quarter include a decrease in gas volumes sold to commercial and industrial customers primarily as a result of an industrial customer changing from a gas sales rate to a transportation rate during the third quarter of fiscal 1997. The increase in gas revenues for the nine and twelve month periods is attributed to increased revenue from temperature-sensitive, large commercial and industrial, transportation and natural gas storage customers. The increase in revenues from temperature-sensitive and large commercial and industrial customers is attributed to increased billings resulting from an increase in the purchased gas adjustment (PGA) component of customer rates. The PGA component of customers rates allows the Company to pass increases or decreases in the cost of gas to customers. Fluctuations in billings to customers under the Company's PGA component of rates are offset in full by changes in the recorded cost of gas, thereby having no effect on recorded margins. Increased transportation revenue for the nine and twelve month periods is a result of increased plant utilization by existing customers. Increased revenues from natural gas storage operations are due to new contracts for storage services.

Additionally, gas revenues for the nine and twelve month periods of fiscal 1997 reflect the full effects of the general rate increase which became effective on December 1, 1995.

Cost of gas decreased 10% for the three months ended June 30, 1997 compared to the corresponding period of the prior year while gas costs increased 13% and 11% for the nine and twelve month periods, respectively. The decrease in gas costs for the third quarter of fiscal 1997 is attributed primarily to a 29% decrease in gas volumes sold. The increase in gas costs for the nine and twelve month periods is attributed primarily to increased billings to customers under the Company's PGA component of rates. Such billings, which were offset in full by the recorded cost of gas, resulted from higher unit gas costs in the current nine and twelve month periods as compared to the prior year periods. The increase in gas costs billed to customers for the current nine and twelve month periods resulted in an increase in the cost of gas as a percentage of revenues as compared to the corresponding periods of the prior year.

Operations and maintenance expenses for the three and nine months ended June 30, 1997 decreased 7% and 4%, respectively, compared to the corresponding periods of fiscal 1996. Factors contributing to these decreases were: lower expenses for insurance coverage, promotional sales, miscellaneous administrative and general costs, maintenance costs and increased capitalized costs due to a higher level of construction activity. Operations and maintenance expenses increased 2% for the twelve months ended June 30, 1997 as a result of increased maintenance expenses during the last quarter of fiscal 1996.

Taxes, other than income taxes decreased $293,000 for the nine months ended June 30, 1997 as compared to the same period last year. During the fiscal 1997 first quarter, the State of Alabama approved the Company's claim for refund of a business license tax. As a result of this approval, the Company reduced its accrued taxes, other than income taxes, by $246,000.

Interest income increased 15%, 18% and 55%, respectively, for the three, nine and twelve month periods ended June 30, 1997. An improved cash position during all current year periods provided the Company more opportunities to invest in short-term financial instruments.

Allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. As the level of construction activity has increased during fiscal 1997, the amount of capitalized interest to on-going construction projects has increased for the fiscal 1997 periods compared to the fiscal 1996 periods.

Income tax expense changed primarily in relation to changes in pre-tax income for the periods ended June 30, 1997.

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

Statement of Financial Accounting Standards No. 129, "Disclosures of Information about Capital Structure" (SFAS 129) was issued in February 1997 and applies for all entities for periods ending after December 15, 1997. SFAS 129 consolidates existing disclosure requirements regarding capital structure. The Company was subject to the previously existing requirements and, therefore, no change in disclosure is required for the Company.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued in June 1997 and is effective for the Company for the fiscal year beginning October 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company does not currently have any transactions defined as comprehensive income other than items included in net income and, therefore, does not expect any material changes to its current reporting format in response to SFAS 130.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) was issued in June 1997 and is effective for the Company for the fiscal year beginning October 1, 1998. SFAS 131 establishes standards for reporting operating segments by public business enterprises in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company expects to report the required financial and descriptive information about its operating segments, which include natural gas storage and merchandising operations, beginning with the quarter ending December 31, 1998.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit No.      Description
               -----------      -----------
                   11           Computation of Earnings Per Share

                   27           Financial Data Schedule (EDGAR version only)

         (b)      Reports on Form 8-K

                  During the quarter for which this report is filed, there were no reports filed on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MOBILE GAS SERVICE CORPORATION
                                                 (Registrant)



Date:     August 14, 1997               /s/ John S. Davis
      -------------------------         ---------------------------------------
                                            John S. Davis
                                            President and
                                            Chief Executive Officer



Date:     August 14, 1997               /s/ Charles P. Huffman
      -------------------------         ---------------------------------------
                                            Charles P. Huffman
                                            Vice President, Chief Financial
                                            Officer, and Treasurer

                                 EXHIBIT INDEX

Exhibit
Number        Description
------        -----------

   11         Computation of Earnings Per Share

   27         Financial Data Schedule (EDGAR version only)