Form 10-K/A
period 1996-09-30
MOBILE GAS SERVICE CORP
filed 1997-11-10
CIK 67212

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-K/A
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES ACT OF 1934

           For the fiscal year ended September 30, 1996

                   Commission File Number 0-234

                  Mobile Gas Service Corporation
      (Exact name of registrant as specified in its charter)

             Alabama                                    63-0142930
---------------------------------                   ------------------
(State or other Jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

   2828 Dauphin Street, Mobile, Alabama                         36606
-----------------------------------------                     ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (334) 476-2720
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                       / /

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

                        PAGE 1 OF 30 PAGES
                     EXHIBIT INDEX ON PAGE 3

     The Registrant files this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 1996 to amend Item 14 thereof to replace certain previously-filed exhibits.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a), (d) Financial Statements and Financial Statement Schedules

          (1) See "Mobile Gas Service Corporation and Subsidiaries Index to Financial Statements and Schedules" at page F-1, which follows Part IV hereof.*

          (2) See "Mobile Gas Service Corporation and Subsidiaries Index to Financial Statements and Schedules" at page F-1, which follows Part IV hereof.*

          (3)  Exhibits - See Exhibit Index on pages E-1 through E-5.

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1996.

     (c) Exhibits filed with this Amendment No. 1 are attached hereto.


__________________________
* Filed on December 24, 1996 as part of the Company's Annual Report on Form 10-K for the fiscal year-ended September 30, 1996.

                           Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 1997

                                   Registrant

                                   MOBILE GAS SERVICE CORPORATION

                                   By:    /s/ Charles P. Huffman
                                   Charles P. Huffman, Vice
                                   President, Chief Financial
                                   Officer and Treasurer

                          EXHIBIT INDEX

Exhibit No.    Description                                                PAGE
-----------    -----------                                                ----

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

            Supplemental
             Indenture
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

4(b)      Southern Gas Transmission Company Indenture
          (incorporated by reference to Exhibit 4(b) to Form
          10-K for fiscal year ended September 30, 1992).

4(c)-1 Bay Gas Indenture dated as of October 1, 1992 (incorporated by reference to Exhibit 4(c) to Form 10-K for fiscal year ended September 30, 1992).

4(c)-2 First Supplemental Indenture dated as of October 1, 1994 supplemental to Bay Gas Indenture (incorporated by reference to Exhibit 4(c)-2 to Form 10-K for fiscal year ended
          September 30, 1995).

4(d)      Promissory Note to the Utilities Board of the Town of
          Citronelle dated May 13, 1993 (incorporated by reference to Exhibit 4(d) to Form 10-K for fiscal year ended September 30, 1993).

10(d)-2 Settlement Agreement with Koch Gateway Pipeline Company dated September 21, 1993 (incorporated by reference to Exhibit 10(d)-2 to Form 10-K for fiscal year ended September 30, 1993).

10(d)-3 No Notice Service Agreements between Koch Gateway Pipeline Company and Mobile Gas Service Corporation dated November 1, 1993 (incorporated by reference to Form S-1, Registration Statement No. 33-82498).

10(d)-4 Gas Supply Agreement between Mobile Gas Service Corporation and Koch Gas Services Company made as of the 1st day of April, 1994 (incorporated by reference to Form S-1,
          Registration Statement No. 33-82498).

10(e)-1 Gas Sale and Purchase Contract between Shell Gas Trading Company as Seller and Mobile Gas Service Corporation as Buyer dated January 1, 1992 (incorporated by reference to
          Exhibit 10(e) to Form 10-K for year ended September 30,
          1992).

10(e)-2 Amendment dated December 1, 1993 to Gas Sale and Purchase Contract with Shell (incorporated by reference to Exhibit 10(e)-2 to Form 10-K for fiscal year ended September 30,
          1993).

10(f)-1***Agreement for Sale and Purchase of Gas - Mobile Plant           07
          dated August 10, 1995 between Mobil Natural Gas Inc. and
          Mobile Gas Service (replaces Exhibit Exhibit 10(f) filed as exhibit to Form 10-K for fiscal year ended September 30,
          1995).

10(f)-2* Letter dated June 26, 1996 with consent dated July 31, 1996 to assignment of Agreement for Sale and Purchase of Gas - Mobile Plant to PanEnergy Trading and Market Services,
          L.L.C.

10(g) Deferred Compensation Agreement with John S. Davis dated January 26, 1996 (incorporated by reference to Exhibit 10(g) to Form 8-K Current Report dated
          February 7, 1996).

10(i)     Mobile Gas Service Corporation/Bay Gas Storage
          Company, Ltd. Gas Storage Agreement dated February 26,
          1992 (incorporated by reference to Exhibit 10(i) to Form 10-K for fiscal year ended September 30, 1992).

10(j)     Directors/Officers Indemnification Agreement
          (incorporated by reference to Exhibit 10(j) to Form
          10-K for fiscal year ended September 30, 1992).

10(k)-1** Amended and Restated Supplemental Deferred Compensation
          Agreement with Walter L. Hovell, dated December 11, 1992 (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended September 30, 1992).

10(k)-2** Amendment to Amended and Restated Supplemental Deferred
          Compensation Agreement dated January 27, 1995 between the Company and Walter L. Hovell (incorporated by reference to
          Exhibit 10(k)-2 to Form 8-K Current Report dated January 27,
          1995).

10(l)-1   Bay Gas Agreement by and among Mobile Gas Service
          Corporation, MGS Storage Services, Inc., MGS Energy
          Services, Inc. and Olin Corporation, dated December 5, 1991 (incorporated by reference to Exhibit 10(l) to Form 10-K for fiscal year ended September 30, 1992).

10(m)-1 Limited Partnership Agreement between MGS Storage Services, Inc., as General Partner, and MGS Energy Services, Inc., as Limited Partner (forming Bay Gas Storage Company, Ltd.), dated December 5, 1991 (incorporated by reference to Exhibit 10(m) to Form 10-K for fiscal year ended September 30,
          1992).

10(m)-2 First Amendment to Limited Partnership Agreement dated as of April 6, 1992 and Second Amendment to Limited Partnership Agreement dated as of September 12, 1994 (incorporated by reference to Exhibit 10(m)-2 to Form 10-K for fiscal year ended September 30, 1994).

10(n) Cavity Development and Storage Agreement between Olin Corporation and Bay Gas Storage Company, Ltd., dated January 14, 1992 (incorporated by reference to Exhibit 10(n) to Form 10-K for fiscal year ended September 30,
          1992).

10(o)-1***Transportation Agreement between Mobile Gas Service             13
          Corporation and Tuscaloosa Steel Corporation dated as of May
          15, 1995 (replaces Exhibit 10(o) filed as exhibit to Form
          10-K for fiscal year ended September 30, 1995).

10(o)-2***Amendment dated August 23, 1996 to Transportation               28
          Agreement between Mobile Gas Service Corporation and
          Tuscaloosa Steel Corporation

10(p) Note Guaranty Agreement between Mobile Gas Service Corporation and AmSouth Bank of Alabama, Trustee, dated as of January 1, 1992, relating to Indenture of Southern Gas Transmission Company (incorporated by reference to Exhibit 10(p) to Form 10-K for fiscal year ended September 30, 1992).

10(q) Guaranty Agreement by Mobile Gas Service Corporation, dated as of October 1, 1992, relating to Indenture of Bay Gas Storage Company, Ltd. (incorporated by reference to Exhibit 10(q) to Form 10-K for fiscal year ended September 30, 1992).

10(r)** Mobile Gas Service Corporation 1992 Stock Option Plan incorporated by reference to Exhibit A to definitive proxy statement dated December 21, 1992).

10(s)** Mobile Gas Service Corporation Incentive Compensation Plan incorporated by reference to Exhibit B to definitive proxy statement dated December 21, 1992).

10(t) Agreement for Purchase and Sale of Assets by and between The Utilities Board of the Town of Citronelle and Mobile Gas Service Corporation dated January 28, 1993 (incorporated by reference to Exhibit 10(t) to Form 10-K for fiscal year ended September 30, 1993).

10(u)-1 Revolving Credit Agreement dated July 17, 1995 by and among Mobile Gas Service Corporation as Borrower, AmSouth Bank of as Agent, and AmSouth Bank of Alabama, First Alabama Bank, Whitney Bank of Alabama, Bank of Mobile, SouthTrust Bank of Alabama, N.A., and Commonwealth National Bank as Lenders incorporated by reference to Exhibit 10(u) to Form 10-K for fiscal year ended September 30, 1995).

10(u)-2* Amendment dated July 15, 1996 to Revolving Credit Agreement by and among Mobile Gas Service Corporation as Borrower, AmSouth Bank of Alabama as Agent, and AmSouth Bank of Alabama, First Alabama Bank, Whitney Bank of Alabama, Bank of Mobile, SouthTrust Bank of Alabama, N.A., and Commonwealth National Bank as Lenders.

10(x)**   Letter dated October 7, 1994 from Mobile Gas Service
          Corporation to John S. Davis confirming terms of employment (incorporated by reference to Exhibit A to Form 8-K current report filed November 2, 1994).

10(y)**   Consulting Agreement dated January 27, 1995 between the
          Company and Walter L. Hovell (incorporated by reference to
          Exhibit 10(y) to Form 8-K Current Report dated January 27,
          1995).

10(z)**   Mobile Gas Service Corporation Non-Employee Directors
          Deferred Fee Plan (incorporated by reference to Exhibit
          10(z) to Form 8-K Current Report dated January 27, 1995).

11*       Statement Re Computation of Per Share Earnings.

21* Subsidiaries of Registrant and Partnerships in which Registrant Owns an Interest.

23*       Consent of Deloitte & Touche.

27*       Financial Data Schedule.
_________________________

* Filed on December 24, 1996 as part of the Company's Annual Report on Form 10-K for the fiscal year-ended September 30, 1996.

**   Management contract or compensatory plan or arrangement.

*** Filed with this amendment. Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment made in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.