Form 10-K
period 1997-09-30
MOBILE GAS SERVICE CORP
filed 1997-12-09
CIK 67212

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 1997                     Commission File
                                                                    Number 0-234
                                                                           -----

                         Mobile Gas Service Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             Alabama                                                  63-0142930
-------------------------------                              -------------------
(State or other Jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   2828 Dauphin Street, Mobile, Alabama                                    36606
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (334) 476-2720
                                                                  --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of each exchange
Title of each class                                          on which registered
-------------------                                        ---------------------
      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock ($.01 par value)
                          -----------------------------
                                (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     The aggregate market value of Common Stock, Par Value $.01 per share, held by non-affiliates (based upon the average of the high and low prices as reported by NASDAQ on December 4, 1997) was approximately $120,656,624.

     As of December 4, 1997, there were 3,239,104 shares of Common Stock, Par Value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on January 30, 1998 are incorporated by reference into Part III.

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

     MGS Storage Services, Inc. ("MGS Storage"), a wholly-owned subsidiary, was incorporated on December 4, 1991. MGS Storage holds a general partnership interest of 87 1/2% in Bay Gas Storage Company, Ltd. ("Bay Gas"), an Alabama limited partnership, and a 12 1/2% limited partnership interest is held by Olin Corporation. Bay Gas has constructed an underground gas storage cavern which is used to provide storage and delivery of natural gas for Mobile Gas and other customers.

     MGS Marketing Services, Inc. ("MGS Marketing"), a wholly-owned subsidiary, was incorporated on March 5, 1993 to assist existing and potential customers in the purchase of natural gas.

CUSTOMERS

     Of the approximately 100,000 customers of the Company, approximately 95% are residential customers. In the fiscal year ended September 30, 1997, approximately 64% of the Company's gas revenues was derived from residential sales, 13% from small commercial and industrial sales, 11% from large commercial and industrial sales, 10% from transportation services, and 2% from storage and miscellaneous services. Residential sales in 1997 accounted for approximately 13% of the total volume of gas delivered to the Company's customers, with small commercial and industrial, large commercial and industrial, and transportation deliveries accounting for approximately 3%, 5% and 79%, respectively. The ten largest customers of the Company accounted for approximately 11% of the Company's gross margin in fiscal 1997, with the largest accounting for approximately 2%. For further information with respect to revenues from and deliveries to the various categories of the Company's customers, see Item 6, "Selected Financial Data".

     In May 1995, the Company entered into a long-term contract with Tuscaloosa Steel Corporation to transport natural gas to a new iron ore reduction facility on a site located adjacent to downtown Mobile. In October 1997 the Company made the first deliveries of gas to Tuscaloosa Steel's facility. When fully operational in early 1998, that facility is expected to use approximately 40,000 MMBtu of gas per day, making Tuscaloosa Steel the largest volume user of natural gas on the Company's system. To fulfill its obligations under such contract, the Company has constructed approximately five miles of new high pressure pipeline and upgraded certain other segments of its existing facilities.

GAS SUPPLY

     The Company is directly connected to two natural gas processing plants in south Mobile County. Mobile Gas has contracted for a portion of its firm supply directly with these producers. For the fiscal year ended September 30, 1997, the Company obtained approximately 90% of its gas supply from sources located in the Mobile Bay area, with the balance being obtained from interstate sources.

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

     The Company has a current peak day firm requirement of 129,870 MMBtus. Firm supply needs of 80,000 MMBtu/day are expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. The Company also has firm supply contracts with gas suppliers for 10,000 MMBtu/day until October 31, 2000, and 13,000 MMBtu/day until June 30, 2000, through the direct connections with Mobil and Shell's processing plants. Additionally, the Company has contracted for firm transportation and storage service ("No-Notice Service") for 26,870 MMBtu/day from Koch under agreements extending to April 1, 1999. In conjunction with the No-Notice Service, the Company has contracted with a gas supplier to provide firm gas supply through March 31, 1999.

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

     In 1994 Mobile Gas entered into a gas storage agreement with Bay Gas under which Bay Gas agreed to provide storage of approximately one-third of the working storage capacity for an initial period of 20 years. Under the Mobile Gas storage contract, injection and withdrawal capacity of 15,000 MMBtu/day and 80,000 MMBtu/day, respectively, is committed to Mobile Gas. At September 30, 1997, the storage facility's injection capacity was 35,000 MMBtu/day. In November 1996, Bay Gas completed the installation of additional dehydration equipment which increased the withdrawal capacity from 100,000 MMBtu/day to 260,000 MMBtu/day. An additional compressor will be added to increase the injection capacity if significant contracts are entered into which provide for firm injection services. There can be no assurance that Bay Gas will enter into additional contracts.

     Under its agreements with Olin, Bay Gas has the right to develop up to 2 additional caverns on the property leased from Olin. Olin has the right, until Bay Gas makes certain required payments to Olin prior to commencement of the construction of a second cavern, to increase its ownership interest in Bay Gas by an additional 12 1/2%, by purchasing from MGS Storage such additional percentage at a price based on the book equity of MGS Storage in Bay Gas. The Company is unable to determine at this time whether additional caverns will be developed at the storage facility, but anticipates that an additional cavern would be considered with sufficient market demand.

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

RATES AND REGULATION

     The Company's natural gas distribution operations are under the jurisdiction of the Alabama Public Service Commission ("APSC"). The APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Rates are determined by reference to rate tariffs approved by the APSC in traditional rate proceedings or, for certain large customers, on a case-by-case basis. In addition, pursuant to APSC order, rates for a limited number of large industrial customers are determined on a privately negotiated basis. Beginning December 1, 1995, the Company also is allowed to recover costs associated with the Company's replacement of cast iron mains. This component of rates is adjusted annually through a filing with the APSC. The rates for service rendered by the Company are on file with the APSC. The APSC also approves the issuance of debt and equity securities and has supervision and regulatory authority over service, equipment, accounting, and other matters.

     On June 10, 1996, the APSC authorized the Company to apply a temperature rate adjustment to customers' gas bills for the months of November through April. The temperature rate adjustment helps to level out the effects of temperature extremes on Company earnings by reducing high gas bills to customers in colder than normal weather and increasing gas revenues received by the Company in warmer than normal weather. The temperature rate adjustment was reflected in customers' gas bills during the months of November 1996 through April 1997.

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

SEASONAL NATURE OF BUSINESS

     The nature of the Company's business is highly seasonal and temperature-sensitive. As a result, the Company's operating results in any given period have historically reflected, in addition to other matters, the impact of weather, with colder temperatures resulting in increased sales by the Company. The substantial impact of this sensitivity to seasonal conditions has been reflected in the Company's results of operations. As discussed above under "Rates and Regulation Results of Operations" and below under "Management's Discussion and Analysis of Results of Operations and Financial Condition" the application of a temperature rate adjustment in customers' bills beginning in November 1996 will help to level out the effects of temperature extremes on results of operations.

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

EMPLOYEES

     Mobile Gas employed 270 full-time employees as of September 30, 1997. Of these, approximately 37% are represented by the Oil, Chemical and Atomic Workers International Union, Local No. 3-541. As of September 30, 1997 Bay Gas employed six full-time employees. The Company believes that it enjoys generally good labor relations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

Executive Officers of the Registrant

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the proxy statement to be filed with the Securities and Exchange Commission.

     Information relating to executive officers who are also directors is included under the caption "Election of Directors" contained in the Company's definitive proxy statement with respect to its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

     The following is a list of names and ages of all of the executive officers who are not also directors or nominees for election as directors of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been elected for terms expiring in January 1998. Officers are appointed by the Board of Directors of the Company.

                                                                     Business Experience
Name, Age, and Position                                              During Past 5 Years
-----------------------                                              -------------------

W. G. Coffeen, III, 51                                               Appointed in 1986
Vice President - Marketing; Director/Vice
President - MGS Marketing Services, Inc.;
Vice President - MGS Storage Services, Inc.

Gerald S. Keen, 61                                                   Appointed in December 1989
Vice President - Operations; Director/President -
MGS Energy Services, Inc.; Director/President -
MGS Storage Services, Inc.

Charles P. Huffman, 44                                               Appointed in January 1995;
Vice President, Chief Financial Officer, Treasurer,                  Previously: Chief Financial Officer
and Assistant Secretary; Vice                                        (1993-1994); Treasurer (1991-1993)
President/Treasurer - MGS Energy Services,
Inc.; Director/Vice President/Treasurer - MGS
Storage Services, Inc.; Director/Vice President/
Treasurer - MGS Marketing Services, Inc.

G. Edgar Downing, Jr., 41                                            Appointed in January 1995;
Vice President, Secretary and General Counsel;                       Previously: Secretary and General
Director/Vice President/Secretary - MGS Energy                       Counsel (1993-1994); Assistant
Services, Inc.; Director/Vice President/Secretary -                  Secretary (1991-1993), General
MGS Storage Services, Inc.; Vice President/                          Attorney (1990-1993)*
Secretary - MGS Marketing Services, Inc.

A. H. Tenhundfeld, Jr., 50                                           Appointed in March 1995; Previously:
Vice President - Administration and Planning                         Vice President - Finance and
                                                                     Treasurer, Dravo Corporation
                                                                     (December 1989-February 1995)

* Mr. Downing is the son-in-law of Gaylord C. Lyon, a Director of the Company.

                                     PART II

Item 5. Market for the Registrant's Common Stock Equity and Related Stockholder Matters.

     The Registrant's Common Stock, $.01 par value, is traded on the NASDAQ National Market under the symbol "MBLE". As of December 3, 1997 there were 1,578 holders of record of the Company's Common Stock. Information regarding Common Stock dividends and the bid price range for Common Stock during the periods indicated is as follows:

                         Per Share
                     Dividends Declared                  Bid Price Range
                     ------------------      ----------------------------------------
 Fiscal Year
Quarter Ended         1997       1996               1997                    1996
-------------         ----       ----        ------------------       ---------------
                                             High          Low        High        Low
                                             ----          ---        ----        ---

December 31           $.28      $.27      $ 29         $  23 1/2    $ 22 3/4   $ 20 3/4
March 31               .28       .27        29 1/4        26 1/2      23         21 3/4
June 30                .30       .28        28 1/4        26          25 1/4     22 1/2
September 30           .30       .28        37 1/4        27 1/4      25 1/4     21

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

     The Registrant's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. At September 30, 1997, under the most limiting of such provisions, retained earnings in the amount of $18,470,000 were unrestricted.

Item 6.  Selected Financial Data.

FINANCIAL SUMMARY

Years Ended September 30,                                  1997        1996        1995        1994        1993
-------------------------                              --------------------------------------------------------
SELECTED FINANCIAL DATA
(in thousands, except per share data)
Gas Revenues                                           $ 69,622    $ 68,334    $ 56,204    $ 60,470    $ 54,292
Merchandise Sales and Jobbing                             3,048       3,044       2,907       2,824       2,525
                                                       --------------------------------------------------------
Total Operating Revenues                               $ 72,670    $ 71,378    $ 59,111    $ 63,294    $ 56,817
                                                       --------------------------------------------------------
Net Income                                             $  8,126    $  8,631    $  4,028    $  4,893    $  4,920
Preferred Stock Dividends                                                                         5          29
                                                       --------------------------------------------------------
Earnings Applicable to Common Stock                    $  8,126    $  8,631    $  4,028    $  4,888    $  4,891
                                                       --------------------------------------------------------
Earnings Per Share of Common Stock                     $   2.50    $   2.68    $   1.26    $   1.78    $   1.79
Cash Dividends Per Share of Common Stock               $   1.16    $   1.10    $   1.06    $   1.02    $   0.96
Average Common Shares Outstanding                         3,255       3,225       3,208       2,752       2,733
Total Assets                                           $161,867    $150,779    $136,567    $134,529    $116,839
Long-Term Debt Obligations                             $ 63,580    $ 54,509    $ 57,328    $ 59,047    $ 60,416

STATISTICAL
Gas Revenue (in thousands):
  Sales:
    Residential                                        $ 44,330    $ 43,929    $ 36,106    $ 40,535    $ 35,204
    Commercial and Industrial - Small                     8,948       8,348       6,813       7,209       6,170
    Commercial and Industrial - Large                     7,638       7,914       6,151       6,188       6,403
  Transportation                                          6,886       6,571       6,172       5,881       5,927
  Storage (other than intercompany)                       1,176         926         245          13
  Other                                                     644         646         717         644         588
                                                       --------------------------------------------------------
      Total                                            $ 69,622    $ 68,334    $ 56,204    $ 60,470    $ 54,292
                                                       --------------------------------------------------------
Delivery to Customers (in thousand therms):
  Gas Sales:
    Residential                                          48,099      59,403      47,992      56,100      50,046
    Commercial and Industrial - Small                    12,338      14,148      11,669      12,463      11,072
    Commercial and Industrial - Large                    16,975      23,252      19,536      19,045      23,012
  Transportation                                        284,248     279,798     274,859     253,702     237,499
                                                       --------------------------------------------------------
      Total                                             361,660     376,601     354,056     341,310     321,629
                                                       --------------------------------------------------------
Customers Billed (peak month):
  Residential                                            95,446      95,338      94,822      94,424      91,936
  Commercial and Industrial - Small                       5,267       5,257       5,235       5,195       4,812
  Commercial and Industrial - Large                         101         105         108         106         105
  Transportation                                             30          30          29          31          30
                                                       --------------------------------------------------------
      Total                                             100,844     100,730     100,194      99,756      96,883
                                                       --------------------------------------------------------
Degree Days (1)                                           1,487       2,030       1,331       1,837       1,611

NUMBER OF EMPLOYEES (END OF PERIOD)                         276         276         275         260         243

Note: (1) The number of degrees that the daily mean temperature falls below 65 degrees F. The Company's rates were designed assuming annual normal degree days of 1,640 beginning December, 1, 1995 and an annual normal of 1,695 for prior periods.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

THE COMPANY

     The consolidated financial statements include the accounts of Mobile Gas Service Corporation, its wholly-owned subsidiaries, MGS Energy Services, Inc., MGS Storage Services, Inc., MGS Marketing Services, Inc., its 87.5% owned partnership, Bay Gas Storage Company, Ltd., (Bay Gas), and its 51% owned partnership, Southern Gas Transmission Company (collectively the "Company"). The Company is engaged principally in the distribution of natural gas to residential, commercial and industrial customers in Southwest Alabama, which is subject to regulation by the Alabama Public Service Commission (APSC). The Company's rate tariffs allow a pass-through to customers of the cost of gas supplies, certain taxes, and beginning December 1, 1995, incremental costs associated with the Company's replacement of cast iron mains. These costs, therefore, ultimately have little impact on the Company's earnings. Other costs, including a return on investment, have historically been recovered through rates approved in traditional rate proceedings.

     The nature of the Company's distribution business is highly seasonal and temperature-sensitive. As a result, the Company's operating results in any given period historically have reflected, in addition to other matters, the impact of weather, through either increased or decreased sales volumes. On November 1, 1996, the Company implemented a temperature rate adjustment rider designed to level out the effects of temperature extremes on Company earnings. This new rate mechanism is discussed within Results of Operations - Net Income.

     Bay Gas, which commenced operations of its natural gas storage facility in September 1994, is a regulated utility governed under the jurisdiction of the APSC. Intrastate storage contracts are subject to APSC approval whereas interstate storage contracts, by Federal Energy Regulatory Commission order, are permitted to have market-based rates.

RESULTS OF OPERATIONS

NET INCOME

     The Company's net income was $8.1 million, or $2.50 per share in 1997, $8.6 million, or $2.68 per share in 1996, and $4.0 million, or $1.26 per share in 1995. Fiscal 1996 earnings reflect the effects of weather which was 24% colder than normal. The impact of colder weather increased 1996 earnings per share $.45 compared to earnings that would have occurred with normal weather. Earnings for 1997 reflect improvement over 1996 earnings without the weather impact primarily as a result of decreased operation and maintenance expenses and improved financial results from natural gas storage operations at Bay Gas.

     Even though winter weather during the 1997 fiscal year was 9% warmer than normal, earnings for 1997 do not reflect the warmer weather impact because of a temperature rate adjustment rider which was first implemented on November 1, 1996. The rider is designed to level out the effects of temperature extremes on Company earnings by reducing high gas bills to customers in colder than normal weather and increasing gas revenues received by the Company in warmer than normal weather. The rider was applied to residential and small commercial customers' gas bills during the months of November 1996 through April 1997, resulting in increased net income of $816,000 and earnings per share of $.25 during 1997.

     A general rate increase which became effective on December 1, 1995 contributed to the 1996 increase in net income as well as the increase in 1997. Net income for 1996 also increased compared to 1995 due to the effects of weather which was 53% colder than 1995. Weather during fiscal 1995 was 22% warmer than normal.

OPERATING REVENUES

     Gas revenues were $69.6 million, $68.3 million and $56.2 million in fiscal years 1997, 1996 and 1995, respectively. The 1997 increase was attributed to increased gas revenue from temperature-sensitive, transportation and natural gas storage customers. Revenues from the transportation of natural gas increased due to increased plant utilization by existing customers while revenues from natural gas storage operations increased due to new contracts for storage services. Despite an 18% decrease in gas volumes sold to temperature-sensitive customers (residential and small commercial) in 1997 compared to 1996 caused by warmer weather, gas revenues from these customers increased due to the impact of increased billings pursuant to the Purchased Gas Adjustment (PGA) provision and the temperature rate adjustment rider within the Company's rate schedules. The PGA component of customers' rates allows the Company to pass increases or decreases in the cost of gas to customers. Fluctuations in billings to customers under the Company's PGA component of rates are offset in full by changes in the recorded cost of gas, thereby having no effect on recorded margins.

     Gas revenues in 1996 compared to 1995 increased primarily due to the general rate increase and to colder weather. As a result of the colder weather in fiscal 1996, the volume of gas sold and delivered to temperature-sensitive customers increased 23% compared to 1995. The Company also recorded increased gas revenues from the sale of natural gas to large commercial and industrial customers, the transportation of natural gas, and natural gas storage operations.

EXPENSES

     Cost of gas increased $2.3 million or 12% in 1997 compared to 1996. The increase in gas costs was attributed primarily to an increase in commodity gas prices which was passed through to customers under the Company's PGA component of rates. Cost of gas increased $1.2 million or 7% in 1996 compared to 1995 due to increased volumes sold during the colder 1996 winter. The 1996 increase in cost of gas was not as high relative to the percentage increase in gas revenues for 1996 because of the impact on revenues of the general rate increase and because the Company was intentionally under-collecting 1996 gas costs through the PGA component of its rates to customers to refund previously over-collected gas costs. This under-collection of gas costs had no effect on recorded margins since revenues were effected by the same amount.

     Operations and maintenance expenses decreased $490,000 in 1997 compared to 1996. The most significant factors contributing to this decrease were: lower utility maintenance costs of $361,000 due to the completion in 1996 of certain non-routine maintenance projects, stable operations costs due to cost control efforts throughout the Company, increased capitalized administrative and general costs resulting from a higher level of construction activity, and lower Bay Gas expenses of $150,000. Operations and maintenance expenses increased $2.8 million in 1996 compared to 1995. A variety of factors caused this increase. Bay Gas operations and maintenance expenses increased $160,000 in conjunction with serving new storage customers. For Mobile Gas, certain non-routine maintenance projects totaling $450,000 were initiated and completed in 1996. The cold 1996 winter impacted operations expense in two respects. A $190,000 increase in bad debt expense was associated primarily with higher customer bills from increased usage caused by the cold winter. Additionally, the Company incurred over $100,000 in increased overtime expense responding to customer and system needs during the extreme weather periods. Expenses in 1996 also rose from increased advertising and additional personnel hired in late 1995 in order to improve the responsiveness to customers.

     The Company has completed an evaluation of the Company's computer information systems and has identified the systems which will require program modifications or new software installations in order to function properly in the year 2000. The Company expects to incur costs approximating $325,000 to complete the program modifications and new software installations by October 1998. Estimated costs of $240,000 to modify existing information systems to be Year 2000 compliant will be expensed as incurred and estimated costs of $85,000 related to new software installation will be capitalized.

     Depreciation expense increased $334,000 or 6% in 1997 compared to 1996 and $351,000 or 7% in 1996 compared to 1995. Increases for both years reflect the growth in property, plant and equipment.

     Taxes, other than income taxes, primarily consist of state and local taxes which are based on gross revenues and fluctuate accordingly. During fiscal 1997, the State of Alabama approved the Company's claim for refund of a business license tax. As a result of this approval, the Company reduced its expense for taxes, other than income taxes, by $246,000.

     Interest expense increased $483,000 in 1997 compared to 1996 due to the issuance in November 1996 of $12 million in 7.27% First Mortgage Bonds. Interest expense decreased in 1996 compared to 1995 due to decreased levels of short-term debt, lower short-term interest rates, and the reduction in long-term debt principal balances.

     The allowance for borrowed funds used during construction represents the capitalization of interest costs to construction work-in-progress. Capitalized interest costs increased $142,000 in 1997 compared to 1996 primarily as a result of increased construction activity during 1997 to complete a pipeline and related facilities to service Tuscaloosa Steel, a large industrial customer with whom Mobile Gas has a long-term contract to transport gas to its facility.

     Interest income increased $107,000 in 1997 compared to 1996 and $446,000 in 1996 compared to 1995. Improved cash positions during 1997 and 1996 provided the Company more opportunities to invest in short-term financial instruments.

     Income tax expense fluctuated with the changes in income before income taxes. The Company's effective tax rate in 1997 and 1996 was 36.7% and 36.0% in 1995. Income tax expense is detailed in Note 4 to the Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121) was effective for the Company October 1, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets. The Company does not believe that it has any assets which currently are impaired under SFAS 121; therefore, this Statement had no effect on the Company's financial statements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was effective for the Company October 1, 1996. SFAS 123 establishes a fair value method of accounting for stock-based compensation plans. SFAS 123 allows companies to either measure stock-based compensation using the fair value method or to continue to apply existing accounting standards and include footnote disclosure of pro forma net income and earnings per share calculated as if the fair value method had been applied. Stock options outstanding at September 30, 1997 are not subject to the requirements of SFAS 123 since the option grant date is prior to the effective date of pro forma disclosures. The Company expects to continue to apply existing accounting standards for stock-based compensation and to include disclosures required by SFAS 123 for stock options granted in the future.

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), is effective for the Company for the quarter ending December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company does not expect the implementation of SFAS 128 to have a significant impact on the Company's reported earnings per share.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) is effective for the Company for the fiscal year beginning October 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company does not currently have any comprehensive income other than items included in net income and, therefore, does not expect any material changes to its current reporting in response to SFAS 130.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) is effective for the Company for the fiscal year beginning ending September 30, 1999. SFAS 131 establishes standards for reporting operating segments by public business enterprises in interim and annual financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Interim disclosures are not required in the year of adoption; therefore, the Company expects to report the required financial and descriptive information about its operating segments beginning with its annual financial statements for the fiscal year ending September 30, 1999.

EFFECTS OF INFLATION

     Inflation impacts the prices the Company must pay for labor and other goods and services required for operation, maintenance and capital improvements. Changes in purchased gas costs are passed through to customers in accordance with the PGA provision of the Company's rate tariffs. Increases in other costs must be recovered through timely filings for rate relief.

GAS SUPPLY

     A primary goal of the Company is to provide gas at the lowest possible cost while maintaining a reliable long-term supply. To accomplish this goal the Company has diversified its gas supply by constructing and purchasing pipelines to access the vast gas reserves in our area, both offshore and onshore. The Company has also contracted with certain of these sources for firm supply. Future minimum payments under third-party contracts for firm gas supply, which expire at various dates through the year 2000, are as follows: 1998 - $1,560,000; 1999 - $990,000; and 2000 - $277,000. A portion of firm supply requirements is met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas has a gas storage agreement with Bay Gas to receive storage services for an initial period of 20 years, which began in September 1994 with the commencement of commercial operations of the storage facility. The Company's PGA provision in rate tariffs filed with the APSC allows the recovery of demand and commodity costs of purchased gas from customers. Should the Company's customer base decline due to deregulation or other reasons, resulting in costs related to firm gas supply in excess of requirements, management believes it would be able to take one or more of the following actions: secure, as part of the regulatory decision allowing other suppliers to serve current customers, the right to allocate firm gas supply costs to the new company supplying gas, reduce some excess gas supply costs through a negotiated settlement with suppliers, or flow excess gas supply costs to existing customers through the PGA component of customers' rates.

ENVIRONMENTAL

     The Company is subject to various federal, state and local laws and regulations relating to the environment, which have not had a material effect on the Company's financial position or results of operations. See Note 9 to the Consolidated Financial Statements for a discussion of certain environmental issues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash needs reflect the capital-intensive nature of its business. The following table briefly describes the capital expenditures in the periods indicated.

Fiscal years ended September 30, (in thousands)        1997      1996      1995
                                                     -------   -------   -------
System improvement and expansion                     $11,401   $ 7,856   $ 6,060
Gas storage facility                                     831     2,284     4,978
                                                     -------   -------   -------
    Total                                            $12,232   $10,140   $11,038
                                                     =======   =======   =======

     The Company generally relies on cash generated from operations and, on a temporary basis, short-term borrowings to meet working capital requirements and to finance normal capital expenditures. Cash provided by operating activities was $14.9 million, $13.0 million and $8.9 million in 1997, 1996 and 1995, respectively. The increased cash flow from operating activities for 1997 compared to 1996 is primarily due to the change in operating assets and liabilities which reflect the timing of cash receipts and payments. The most significant component of the change in operating assets and liabilities was the deferred purchased gas adjustment liability which decreased $1.4 million and $5.3 million in 1997 and 1996, respectively, due to intentionally under-collecting gas costs through the PGA mechanism in an effort to refund previously over-collected gas costs. The under or over-collection of gas costs has no net effect on gross margin since revenues and gas costs are effected by the same amount. The increase in cash flows from operating activities for 1996 compared to 1995 is attributed to increased net income and increased non-cash components of net income, the largest of which is deferred income taxes resulting from a full year of book and tax depreciation for Bay Gas.

     Additional funding in 1997 for working capital and capital requirements was obtained from issuance in November 1996 of $12 million in 7.27% First Mortgage Bonds. In 1997, the Company reduced its short-term borrowings by $4.3 million, made principal payments on long-term debt of $2.8 million and paid dividends of $3.3 million. The Company's remaining cash needs in 1996 and 1995 were obtained by borrowings under the Company's revolving credit agreement. Of the $13.2 million increase in short-term borrowings for 1996, $11 million is related to the purchase of short-term investments which are reflected within the balance sheet as cash equivalents at September 30, 1996. During 1995 the Company used the remaining invested funds from the $22.5 million Bay Gas Senior Secured Notes issued in fiscal 1993 to complete certain construction activities at Bay Gas.

     Bay Gas will add additional compression at an estimated cost of $3.7 million to increase the gas injection capacity should significant contracts be entered into which provide for firm injection services. Funding for the additional compression, if added, will come from internal cash generation and an equity contribution from the Bay Gas partners. Funds for the equity contribution by Mobile Gas would be obtained from short-term bank borrowings.

     In addition to the potential cash requirements of Bay Gas, the Company expects fiscal 1998 capital expenditures related to the Company's regular construction program to be $7.3 million. Funds for the Company's cash needs are expected to come from cash provided by operations and borrowings under the Company's revolving credit agreement. Management believes it has adequate financial flexibility to meet its expected cash needs in the foreseeable future.

FORWARD-LOOKING STATEMENTS

     Statements contained in this report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include, but are not limited to, its ability to successfully achieve internal performance goals, competition, the effects of state and federal regulation, including rate relief to recover increased capital and operating costs, general economic conditions, and specific conditions in the Company's service area.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information under the captions "Election of Directors" and "Information Regarding the Board of Directors" contained in the Company's definitive proxy statement with respect to its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

     For information with respect to executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report.

     Information under the caption "Reports Under Section 16 of the Securities and Exchange Act" contained in the Company's definitive proxy statement with respect to its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation.

     Information under the caption "Executive Compensation" contained in the Company's definitive proxy statement with respect to its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive proxy statement with respect to its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a), (d)  Financial Statements and Financial Statement Schedules

                   See "Mobile Gas Service Corporation and Subsidiaries Index to Financial Statements and Schedules" at page F-1, which follows Part IV hereof.

             (3)   Exhibits - See Exhibit Index on pages E-1 through E-5.


         (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1997.

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

                                           MOBILE GAS SERVICE CORPORATION
                                           ------------------------------
                                                     Registrant

December 5, 1997                         By: /s/ Charles P. Huffman
                                         -------------------------------------
                                         Charles P. Huffman, Vice President,
                                         Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                                 Title                                  Date
        ---------                                 -----                                  ----

/s/ William J. Hearin                    Director, Chairman                         December 5, 1997
-----------------------------
William J. Hearin


/s/ Walter L. Hovell                     Director, Vice-Chairman                    December 5, 1997
-----------------------------
Walter L. Hovell


/s/ John S. Davis                        Director, President and                    December 5, 1997
-----------------------------            Chief Executive Officer
John S. Davis                            (Principal Executive Officer)


/s/ Charles P. Huffman                   Vice President, Chief Financial            December 5, 1997
-----------------------------            Officer and Treasurer (Principal
Charles P. Huffman                       Financial and Accounting
                                         Officer)


/s/ Joseph G. Hollis                     Director                                   December 5, 1997
-----------------------------
Joseph G. Hollis

/s/ John C. Hope                         Director                 December 5, 1997
-----------------------------
John C. Hope


/s/ Gaylord C. Lyon                      Director                 December 5, 1997
-----------------------------
Gaylord C. Lyon


/s/ S. Felton Mitchell, Jr.              Director                 December 5, 1997
-----------------------------
S. Felton Mitchell, Jr.


/s/ G. Montgomery Mitchell               Director                 December 5, 1997
-----------------------------
G. Montgomery Mitchell


/s/ F. B. Muhlfeld                       Director                 December 5, 1997
-----------------------------
F. B. Muhlfeld


/s/ E. B. Peebles, Jr.                   Director                 December 5, 1997
-----------------------------
E. B. Peebles, Jr.


/s/ Thomas B. Van Antwerp                Director                 December 5, 1997
-----------------------------
Thomas B. Van Antwerp

                         MOBILE GAS SERVICE CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report                                                            F-2

Consolidated Statements of Income for the years ended
         September 30, 1997, 1996 and 1995                                              F-3

Consolidated Statements of Cash Flows for the years ended
         September 30, 1997, 1996 and 1995                                              F-4

Consolidated Balance Sheets, September 30, 1997 and 1996                                F-5

Consolidated Statements of Common Stockholders' Equity
         for the years ended September 30, 1997, 1996 and 1995                          F-7

Notes to Consolidated Financial Statements                                              F-8

Financial Statement Schedules

II       Valuation and Qualifying Accounts and Reserves, Years
                  Ended September 30, 1997, 1996 and 1995                               S-1

Schedules other than that referred to above are omitted and are not applicable or not required.

INDEPENDENT AUDITORS' REPORT


Mobile Gas Service Corporation:

     We have audited the accompanying consolidated balance sheets of Mobile Gas Service Corporation and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index referred to in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mobile Gas Service Corporation and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------------
Deloitte & Touche LLP
Atlanta, Georgia
November 7, 1997

CONSOLIDATED
STATEMENTS OF INCOME


Years Ended September 30, (in thousands, except per share data)     1997        1996        1995
                                                                  -------     -------     -------
OPERATING REVENUES
 Gas Revenues                                                     $69,622     $68,334     $56,204
 Merchandise Sales and Jobbing                                      3,048       3,044       2,907
                                                                  -------     -------     -------
  Total Operating Revenues                                         72,670      71,378      59,111
                                                                  -------     -------     -------
OPERATING EXPENSES
 Cost of Gas                                                       21,895      19,552      18,311
 Cost of Merchandise and Jobbing                                    2,240       2,343       2,148
 Operations                                                        18,006      18,093      15,826
 Maintenance                                                        1,542       1,945       1,419
 Depreciation                                                       5,740       5,406       5,055
 Taxes, Other Than Income Taxes                                     5,269       5,574       4,758
                                                                  -------     -------     -------
  Total Operating Expenses                                         54,692      52,913      47,517
                                                                  -------     -------     -------

OPERATING INCOME                                                   17,978      18,465      11,594
                                                                  -------     -------     -------
OTHER INCOME AND (EXPENSE)
 Interest Expense                                                  (5,792)     (5,309)     (5,485)
 Allowance for Borrowed Funds Used During Construction                177          35          57
 Interest Income                                                      991         884         438
 Minority Interest                                                   (516)       (431)       (312)
                                                                  -------     -------     -------
  Total Other Income (Expense)                                     (5,140)     (4,821)     (5,302)
                                                                  -------     -------     -------

INCOME BEFORE INCOME TAXES                                         12,838      13,644       6,292
 Income Taxes                                                       4,712       5,013       2,264
                                                                  -------     -------     -------
NET INCOME                                                        $ 8,126     $ 8,631     $ 4,028
                                                                  -------     -------     -------
AVERAGE COMMON SHARES OUTSTANDING                                   3,255       3,225       3,208
                                                                  -------     -------     -------
EARNINGS PER SHARE OF COMMON STOCK                                $  2.50     $  2.68     $  1.26
                                                                  -------     -------     -------

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED
STATEMENTS OF
CASH FLOWS

Years Ended September 30, (in thousands)                1997        1996         1995
                                                     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $  8,126     $  8,631     $  4,028
  Depreciation and Amortization                         6,069        5,619        5,261
  Provision for Losses on Accounts Receivable             821          441          293
  Provision for Deferred Income Taxes                   1,691        2,939          494
  Provision for Deferred Gas Cost                         (45)         (30)          39
  Minority Interest                                       534          440          176
  Changes in Operating Assets and Liabilities          (2,267)      (5,080)      (1,390)
                                                     --------     --------     --------
    Net Cash Provided by Operating Activities          14,929       12,960        8,901
                                                     --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                (12,232)     (10,140)     (11,038)
  Net Change in Temporary Investments                                             1,900
                                                     --------     --------     --------
    Net Cash Used In Investing Activities             (12,232)     (10,140)      (9,138)
                                                     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Long-Term Debt                          (2,818)      (1,719)      (1,369)
  Proceeds from Issuance of Long-Term Debt             12,000
  Changes in Short-Term Borrowings                     (4,300)      13,200        1,800
  Payment of Dividends, Net of Dividend Reinvestment   (3,349)      (3,294)      (3,216)
                                                     --------     --------     --------
    Net Cash Provided (Used) by Financing Activities    1,533        8,187       (2,785)
                                                     --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           4,230       11,007       (3,022)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         12,030        1,023        4,045
                                                     --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR             $ 16,260     $ 12,030     $  1,023
                                                     --------     --------     --------
CASH PAID DURING THE YEAR FOR:
  Interest                                           $  5,325     $  5,187     $  5,294
                                                     --------     --------     --------
  Income Taxes                                       $  3,289     $  2,697     $  1,938
                                                     --------     --------     --------

See Accompanying Notes to Consolidated Financial Statements


CONSOLIDATED
BALANCE SHEETS

ASSETS

September 30, (in thousands)                             1997           1996
                                                         ----           ----
PROPERTY, PLANT AND EQUIPMENT                          $165,208       $153,000
  Less: Accumulated Depreciation and Amortization        40,289         36,099
                                                       --------       --------
     Property, Plant, and Equipment - Net               124,919        116,901
  Construction Work in Progress                             946          2,579
                                                       --------       --------
     Total Property, Plant, and Equipment               125,865        119,480
                                                       --------       --------

CURRENT ASSETS
  Cash and Cash Equivalents                              16,260         12,030
  Receivables:
     Gas                                                  3,013          3,151
     Merchandise                                          2,715          2,592
     Other                                                  609            566
     Allowance for Doubtful Accounts                       (536)          (349)
  Materials, Supplies, and Merchandise (At Average
   Cost)                                                  1,241          1,163
  Gas Stored Underground For Current Use (At
   Average Cost)                                          2,152          1,951
  Deferred Purchased Gas Adjustment                         809
  Deferred Gas Costs                                        231            186
  Deferred Income Taxes                                     818          1,240
  Prepayments                                             1,419          1,331
                                                       --------       --------
     Total Current Assets                                28,731         23,861
                                                       --------       --------

REGULATORY ASSETS                                         1,138          1,367

MERCHANDISE RECEIVABLES DUE AFTER ONE YEAR                4,827          4,608

DEFERRED CHARGES                                          1,306          1,463
                                                       --------       --------
     TOTAL                                             $161,867       $150,779
                                                       --------       --------

See Accompanying Notes to Consolidated Financial Statements

CAPITALIZATION AND LIABILITIES

-----------------------------------------------------------------------------------------------
September 30, (in thousands, except share data)                         1997            1996
-----------------------------------------------------------------------------------------------
CAPITALIZATION
  Stockholders' Equity:
    Common Stock, $.01 Par Value
    (Authorized 8,000,000 Shares; Outstanding
    1997 -  3,237,000; 1996 - 3,222,000 Shares)                       $     32         $     32
    Capital in Excess of Par Value                                      17,763           17,364
    Retained Earnings                                                   37,382           33,004
-----------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                        55,177           50,400
 Minority Interest                                                       2,985            2,451
 Long-Term Debt (Less Current Maturities)                               63,580           54,509
-----------------------------------------------------------------------------------------------
      Total Capitalization                                             121,742          107,360
-----------------------------------------------------------------------------------------------

CURRENT LIABILITIES
 Current Maturities of Long-Term Debt                                    2,930            2,818
 Notes Payable                                                          10,700           15,000
 Accounts Payable                                                        4,080            3,687
 Dividends Declared                                                        971              902
 Customer Deposits                                                       1,556            1,549
 Taxes Accrued                                                           2,827            2,607
 Interest Accrued                                                        1,897            1,641
 Deferred Purchased Gas Adjustment                                                          638
 Other Liabilities                                                       2,168            2,380
-----------------------------------------------------------------------------------------------
      Total Current Liabilities                                         27,129           31,222
-----------------------------------------------------------------------------------------------
ACCRUED PENSION COST                                                     1,718            1,778
ACCRUED POSTRETIREMENT BENEFIT COST                                      1,087            1,312
DEFERRED INCOME TAXES                                                    9,747            8,637
DEFERRED INVESTMENT TAX CREDITS                                            444              470
COMMITMENTS AND CONTINGENCIES (NOTE 9)
-----------------------------------------------------------------------------------------------
      TOTAL                                                           $161,867         $150,779
-----------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED
STATEMENTS OF
COMMON STOCKHOLDERS'
EQUITY

                                                Common Stock
                                           ----------------------    Capital in
                                           Number of        Par       Excess of      Retained
(in thousands, except per share data)        Shares        Value      Par Value      Earnings
---------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1994                3,202          $32        $16,934        $27,284
Net income                                                                              4,028
Dividend Reinvestment Plan                       9                         185
Cash Dividends:
  Common Stock - $1.06 per share                                                       (3,400)
---------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                3,211           32         17,119         27,912
Net income                                                                              8,631
Dividend Reinvestment Plan                      11                         245
Cash Dividends:
  Common Stock - $1.10 per share                                                       (3,539)
---------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                3,222           32         17,364         33,004
Net income                                                                              8,126
Dividend Reinvestment Plan                      15                         399
Cash Dividends:
  Common Stock - $1.16 per share                                                       (3,748)
---------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                3,237          $32        $17,763        $37,382
---------------------------------------------------------------------------------------------

See Accompanying Notes to Consolidated Financial Statements

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

DESCRIPTION OF BUSINESS

The Company is engaged principally in the distribution of natural gas to residential, commercial, and industrial customers in Southwest Alabama, subject to regulation by the Alabama Public Service Commission (APSC). For the major portion of the Company's business, the APSC approves rates which are intended to permit the recovery of the cost of service including a return on investment. Gas deliveries to certain industrial customers are subject to regulation by the APSC through contract approval. The intrastate storage contracts of Bay Gas, which operates a natural gas storage facility, are subject to APSC approval, whereas interstate storage contracts, by Federal Energy Regulatory Commission order, are permitted to have market-based rates. The Company is also engaged in various unregulated activities including the sale and financing of gas appliances, jobbing work, and contract and consulting work for utilities and industrial customers.

REVENUES AND GAS COSTS

Revenues from residential and commercial customers are recorded as meters are read on a cycle basis throughout each month. The commodity cost of purchased gas applicable to gas delivered to customers but not yet billed under the cycle billing method is deferred and classified as deferred gas costs within the Company's Balance Sheet. Increases or decreases in the cost of gas and certain other costs are passed through to customers in accordance with provisions in the Company's rate schedules. Any over or under recoveries of these costs are charged or credited to cost of gas and included in current assets or liabilities as the Deferred Purchased Gas Adjustment within the Company's Balance Sheet. A general rate increase designed to increase the Company's operating margins was approved by the APSC and became effective on December 1, 1995. The APSC authorized the Company, effective November 1, 1996, to implement a temperature rate adjustment rider. Such rider is designed to offset the impact of unusually warm or cold weather on the Company's operating margin. The rider increased net income approximately $816,000 in 1997.

PROPERTY, PLANT, AND EQUIPMENT

Substantially all property, plant, and equipment is considered utility plant. Included in property, plant, and equipment are acquisition adjustments, net of amortization, of $8,424,000 and $8,812,000 at September 30, 1997 and 1996,
respectively. Such acquisition adjustments are being amortized to cost of service over the lives of the assets acquired.

The cost of additions includes direct labor and materials, allocable administrative and general expenses, pension and payroll taxes, and an allowance for funds used during construction. The cost of depreciable property retired, plus cost of dismantling, less salvage, is charged to accumulated depreciation. Estimated interest cost associated with property under construction, based upon weighted average interest rates for short-term borrowings or the interest rate on borrowings for specific projects, is capitalized as an allowance for borrowed funds used during construction. Maintenance, repairs, minor renewals and betterment of property are charged to operations.

Provisions for depreciation are computed principally on straight-line rates for financial statement purposes and on accelerated rates for income tax purposes. Depreciation for financial statement purposes is provided at an annual rate averaging approximately 4.0% of depreciable property, excluding the gas storage facility which is depreciated at an annual rate averaging 2.7%.

CASH EQUIVALENTS

The Company records all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

The Company records deferred tax liabilities and assets, as measured by enacted tax rates, for all temporary differences caused when the tax basis of an asset or liability differs from that reported in the financial statements. Investment tax credits realized after 1980 are deferred and amortized over the average life of the related property in accordance with regulatory treatment.

EARNINGS PER SHARE

Earnings per share are computed based on the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include the dilutive effect of outstanding stock options.

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

LONG-LIVED ASSETS

The Company reviews its long-lived assets whenever indications of impairment are present. If any assets are determined to be impaired, such assets would be written down to their estimated fair market values. The Company does not believe it has any assets which are currently impaired.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was effective for the Company October 1, 1996. SFAS 123 establishes a fair value method of accounting for stock-based compensation plans. SFAS 123 allows companies to either measure stock-based compensation using the fair value method or to continue to apply existing accounting standards and include footnote disclosure of pro forma net income and earnings per share calculated as if the fair value method had been applied. Stock options outstanding at September 30, 1997 are not subject to the requirements of SFAS 123 since the option grant date is prior to the effective date of pro forma disclosures. The Company expects to continue to apply existing accounting standards for stock-based compensation and to include disclosures required by SFAS 123 for stock options granted in the future.

Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), is effective for the Company for the quarter ending December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company does not expect the implementation of SFAS 128 to have a significant impact on the Company's reported earnings per share.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) is effective for the Company for the fiscal year beginning October 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company does not currently have any comprehensive income other than items included in net income and, therefore, does not expect any material changes to its current reporting in response to SFAS 130.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) is effective for the Company for the fiscal year ending September 30, 1999. SFAS 131 establishes standards for reporting operating segments by public business enterprises in interim and annual financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Interim disclosures are not required in the year of adoption; therefore, the Company expects to report the required financial and descriptive information about its operating segments beginning with its annual financial statements for the fiscal year ending September 30, 1999.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform with the 1997 financial statement presentation.

2.       PROPERTY AND REGULATORY ASSETS

The functional classifications for the cost of property, plant, and equipment are as follows at September 30, (in thousands):


                                                     1997                1996
                                                ----------          ---------
Distribution plant                              $  99,329           $  89,152
Generation plant                                   14,526              13,456
Storage plant                                      38,015              36,908
Transmission plant                                  3,464               3,464
Acquisition adjustment                              9,874              10,020
                                                ----------          ---------
       Total property, plant, and equipment     $ 165,208           $ 153,000
                                                ----------          ---------

The components of regulatory assets are as follows at September 30, (in thousands):

                                                     1997                1996
                                                ----------          ----------
Income tax (Note 4)                             $   1,056           $   1,215
Postemployment benefits (Note 8)                       82                 152
                                                ----------          ----------
       Total regulatory assets                  $   1,138           $   1,367
                                                ----------          ----------

3.       NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following at September 30, (in thousands):

                                                     1997              1996
                                                  ----------        ----------
Mobile Gas Service Corporation
  First Mortgage Bonds
    10.25% Series, due October 1, 2001            $    5,000        $    6,500
    8.75% Series, due July 1, 2022                    12,000            12,000
    7.48% Series, due July 1, 2023                    12,000            12,000
    7.27% Series, due November 1, 2006                12,000
  9% Note, due May 13, 2013                            3,716             3,819
Bay Gas Storage Company, Ltd.
  8.19% Guaranteed Senior Secured Notes
    due December 1, 2014                              20,967            21,615
Southern Gas Transmission Company
  Revenue Note, Series A, due February 1, 1999
  (Interest varies from 7.95% to 8.05%)                  827             1,393
                                                  ----------        ----------
      Total                                           66,510            57,327
Less amounts due within one year                       2,930             2,818
                                                  ----------        ----------
      Long-term debt                              $   63,580        $   54,509
                                                  ==========        ==========

Maturities and sinking fund requirements on long-term debt in each of the five fiscal years subsequent to September 30, 1997 are as follows: 1998 - $2,930,000; 1999 - $2,100,000; 2000 - $1,962,000; 2001 - $2,045,000; and 2002 - $1,634,000.
Substantially all of the property of the Company is pledged as collateral for the long-term debt.

At September 30, 1997, the Company had a $20 million revolving credit agreement with a group of banks which expires in July 1999. Borrowings under the agreement may be made as needed providing that the Company is in compliance with certain covenants in the revolving credit agreement and other loan agreements. The Company currently is in compliance with all such covenants. The Company pays a fee for its committed lines of credit rather than maintain compensating balances. The commitment fee is 0.125% of the average daily unborrowed amount during the annual period of calculation. Unused committed lines of credit at September 30, 1997 and 1996 were $9.3 million and $5.0 million, respectively. The weighted average interest rates on short-term debt outstanding at September 30, 1997 and 1996 were 6.7% and 6.5%, respectively.

4.       INCOME TAXES

The components of income tax expense are as follows for the years ended September 30, (in thousands):


                                                1997      1996      1995
                                               ------    ------    ------
Current:
  Federal                                      $2,750    $1,897    $1,622
  State                                           286       202       172
                                               ------    ------    ------
                                                3,036     2,099     1,794
                                               ------    ------    ------
Deferred:
  Federal                                       1,544     2,667       448
  State                                           158       273        46
                                               ------    ------    ------
                                                1,702     2,940       494
                                               ------    ------    ------
Deferred investment tax credit
  amortization                                    (26)      (26)      (24)
                                               ------    ------    ------
          Total income tax expense             $4,712    $5,013    $2,264
                                               ------    ------    ------


A reconciliation of income tax expense and the amount computed by multiplying income before income taxes by the statutory federal income tax rate for the periods indicated is as follows for the years ended September 30, (in thousands):


                                                1997      1996      1995
                                               ------    ------    ------
Income tax expense at federal
  statutory rate                               $4,365    $4,639    $2,139
Excess of book over tax depreciation on
  pre-1981 property additions                     113       108       109
State income taxes                                289       307       144
Other - net                                       (55)      (41)     (128)
                                               ------    ------    ------
          Total income tax expense             $4,712    $5,013    $2,264
                                               ------    ------    ------
Effective tax rate                              36.7%     36.7%     36.0%


The tax effect of differences in book and tax depreciation related to pre-1981 property additions was recognized in income for accounting and ratemaking purposes prior to 1981. With the adoption in fiscal 1994 of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded deferred taxes related to this temporary difference and a corresponding regulatory asset expected to be collected in customer rates when such taxes become payable in accordance with the current ratemaking practices followed by the APSC. Such future collections included in regulatory assets are $1,056,000 and $1,215,000 at September 30, 1997 and 1996, respectively.

No valuation allowance is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance.

The significant components of the Company's net deferred tax liability as of September 30, are (in thousands):

                                          1997         1996
                                        --------      --------
Deferred tax liabilities:
   Differences between book and tax
    basis of property                   $10,605        $9,296
   Prepaid insurance                        197           222
   Regulatory assets                        383           440
   Purchased gas adjustment                 293          (231)
   Other                                    150           182
                                        -------        ------
      Total deferred tax liabilities     11,628         9,909
                                        -------        ------
Deferred tax assets:
   Pension                                  622           643
   Gross receipts taxes                     585           571
   Unbilled revenue                         238           232
   Postretirement benefits                  247           256
   Other                                  1,007           810
                                        -------        ------
      Total deferred tax assets           2,699         2,512
                                        -------        ------
      Net deferred tax liability        $ 8,929        $7,397
                                        -------        ------


5.       CAPITAL STOCK

On January 31, 1997, the stockholders approved a proposed amendment to the Restated Articles of Incorporation of the Company to increase the authorized number of shares of common stock of the Company to eight million and to reduce the par value of such common stock from $2.50 per share to $.01 per share. The effect of this change on the Company's financial statements at January 31, 1997 was a reduction in the Common Stock Par Value of $8,037,421 and an increase in the Capital in Excess of Par Value of the same amount. The change in par value has been retroactively reflected in the financial statements for all dates presented.

The Mobile Gas Service Corporation 1992 Stock Option Plan (the "Plan") provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights to key employees. Under the Plan, an aggregate of 150,000 shares of the Company's authorized but unissued Common Stock have been reserved for issuance. Stock options become 25% exercisable on the first anniversary of the grant date and an additional 25% become exercisable each succeeding year. No option may be exercised after the expiration of ten years from the grant date. During the year ended September 30, 1995, 105,000 options were granted at an option price of $21.125, representing the market price on the date of grant. No stock options were granted, exercised or cancelled during the years ended September 30, 1997 and 1996. At September 30, 1997, 52,500 stock options are exercisable and 45,000 are available for options granted in the future.

At September 30, 1997, 198,000 shares of the Company's authorized but unissued Common Stock were reserved for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

6.       RESTRICTIONS ON RETAINED EARNINGS

The Company's long-term debt instruments contain certain debt to equity ratio requirements and restrictions on the payment of cash dividends and the purchase of shares of its capital stock. At September 30, 1997, under the most restrictive provisions, retained earnings in the amount of $18,470,000 was unrestricted.

7.       RETIREMENT PLANS AND OTHER BENEFITS

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

Net periodic pension cost (credit) included the following components for the years ended September 30, (in thousands):

                                           1997        1996        1995
                                         -------     -------     -------
Service cost                             $   574     $   527     $   431
Interest cost                              1,248       1,258       1,168
Actual return on plan assets              (5,661)     (1,420)     (3,549)
Net amortization and deferral              3,780        (227)      2,082
                                         -------     -------     -------
    Net pension cost (credit)            $   (59)    $   138     $   132
                                         -------     -------     -------

Assumptions used in the actuarial computations for the years ended September 30, were:

                                           1997        1996        1995
                                         -------     -------     -------
Weighted average discount rate             7.5%        7.5%        7.5%
Rate of increase in future compensation    6.1%        6.1%        6.1%
Expected long-term rate of return on
 plan assets                               7.5%        7.5%        7.5%

The following table sets forth the plan's funded status and amount recorded in the financial statements at September 30, (in thousands):

                                                           1997           1996
                                                       --------       --------
Actuarial present value of benefit obligations:
    Vested benefits                                    $(13,328)      $(12,945)
    Nonvested benefits                                     (556)          (692)
                                                       --------       --------
      Accumulated benefit obligation                    (13,884)       (13,637)
Effect of projected future compensation                  (4,125)        (3,950)
                                                       --------       --------
      Projected benefit obligation                      (18,009)       (17,587)
Plan assets at market value, primarily
  marketable securities                                  29,293         24,579
                                                       --------       --------
      Excess of plan assets over projected
        benefit obligations                              11,284          6,992
Unrecognized net gain                                   (12,207)        (7,831)
Prior service cost not yet recognized                       431            471
Remaining unrecognized net asset being
  recognized over 16.7 years                             (1,226)        (1,410)
                                                       --------       --------
      Accrued pension cost                             $ (1,718)      $ (1,778)
                                                       --------       --------

The Company's eligible employees may participate in the Employee Savings Plan or the Bargaining Unit Employees Savings Plan by investing a percentage of their compensation in the Plans with the Company matching a part of the employee investment. The Company's contributions for the years ended September 30, 1997, 1996 and 1995 were $225,000, $199,000, and $177,000, respectively.

8.       OTHER POSTEMPLOYMENT BENEFITS

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

Net periodic postretirement benefit cost included the following components for the years ended September 30, (in thousands):

                                                   1997      1996      1995
                                                  -----     -----     -----
Service cost                                      $  83     $  96     $  78
Interest cost                                       240       256       216
Actual return on plan assets                       (118)     (169)     (150)
Net amortization and deferral                       (38)       65        48
                                                  -----     -----     -----
  Net periodic postretirement benefit cost        $ 167     $ 248     $ 192
                                                  -----     -----     -----

Assumptions used in the actuarial computations:

                                                  1997      1996      1995
                                                  ----      ----      ----
Weighted average discount rate                    7.5%      7.5%      7.5%
Rate of increase in future compensation           6.1%      6.1%      6.1%
Expected long-term rate of return on assets       7.0%      7.0%      7.0%

The accumulated postretirement benefit obligation at September 30, 1997 and 1996 was determined using an assumed health care cost trend rate of 9.6% in 1997 and 1996, gradually declining to 5.0% in the year 2004 and thereafter. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of September 30, 1997 would be increased by 18.5%. The effect of this change on the sum of the service cost and interest cost components would be an increase of 20.9%.

The following table sets forth the plan's funded status and amount recorded in the financial statements at September 30, (in thousands):

                                                          1997           1996
                                                       -------        -------
Accumulated postretirement benefit obligation:
  Portion attributable to retirees                     $(2,178)       $(2,089)
  Fully eligible active plan participants                 (336)          (397)
  Other active plan participants                          (912)        (1,167)
                                                       -------        -------
    Accumulated postretirement benefit obligation       (3,426)        (3,653)
Plan assets at market value, primarily marketable
  securities                                             2,366          1,790
                                                       -------        -------
    Accumulated postretirement benefit obligation
      in excess of plan assets                          (1,060)        (1,863)
Unrecognized net loss                                       83            684
Prior service cost not yet recognized                     (490)          (528)
                                                       -------        -------
    Accrued postretirement benefit cost                 (1,467)        (1,707)
Less: current portion                                      380            395
                                                       -------        -------
Accrued postretirement benefit cost - long-term
  portion                                              $(1,087)       $(1,312)
                                                       -------        -------

In September 1991, the Company formed two voluntary employees' beneficiary association (VEBA) trusts to fund postretirement health and life insurance benefits. The Company's contributions to these trusts in 1997, 1996 and 1995 were $215,000, $200,000 and $218,000, respectively.

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

9.       COMMITMENTS AND CONTINGENCIES

The Company has third-party contracts, which expire at various dates through the year 2000, for the purchase, storage and delivery of gas supplies. Minimum payments under these contracts in the fiscal years subsequent to September 30, 1997 are as follows: 1998 - $1,560,000; 1999 - $990,000; and 2000 - $277,000. A
portion of firm supply requirements is expected to be met through the withdrawal of gas from the storage facility owned by Bay Gas. Mobile Gas Service Corporation has entered into a Gas Storage Agreement under which Bay Gas is to provide storage services for an initial period of 20 years which began in September 1994 with the commencement of commercial operations of the storage facility. The purchased gas adjustment provisions of the Company's rate schedules permit the recovery of gas costs from customers.

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

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of financial instruments have been reported to meet the disclosure requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Values of Financial Instruments", and are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying amounts for cash and cash equivalents, gas and other receivables, notes payable, accounts payable and other current liabilities approximate fair value. The fair value of merchandise receivables is estimated based on market interest rates for similar receivables at the end of each respective year. The carrying amount of merchandise receivables, as shown below, is net of the reserve for uncollectible merchandise receivables. The fair value of long-term debt is estimated based on interest rates available to the Company at the end of each respective year for the issuance of debt with similar terms and remaining maturities.

The carrying amount and the estimated fair value of such financial instruments are as follows at September 30, (in thousands):

                                       1997                    1996
                               ---------------------   ---------------------
                               Carrying   Estimated    Carrying   Estimated
                                Amount    Fair Value    Amount    Fair Value
                               --------   ----------   --------  -----------
    Merchandise receivables    $ 7,138     $ 7,239     $ 6,938     $ 7,142
    Long-term debt              66,510      73,669      57,327      61,257

11.      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 1997 and 1996 is summarized as follows (in thousands, except per share data):

                                                     Three Months Ended
                                         --------------------------------------------
                                         Dec. 31     Mar. 31     Jun. 30     Sep. 30
                                         --------    --------    --------    --------
1997
Total operating revenues                 $ 17,961    $ 29,336    $ 13,854    $ 11,519
Total operating income                   $  4,539    $  9,093    $  3,009    $  1,337
Net income                               $  2,038    $  4,861    $  1,096    $    131
Earnings per share of common
  stock                                  $   0.63    $   1.49    $   0.34    $   0.04

1996
Total operating revenues                 $ 16,816    $ 28,222    $ 15,117    $ 11,223
Total operating income                   $  4,115    $  9,700    $  3,475    $  1,175
Net income                               $  1,804    $  5,315    $  1,391    $    121
Earnings per share of common
  stock                                  $   0.56    $   1.65    $   0.44    $   0.03

The pattern of quarterly earnings reflects a seasonal nature because weather conditions strongly influence operating results.

12.      FINANCIAL INFORMATION BY BUSINESS SEGMENT

Years Ended September 30, (in thousands)                                1997            1996            1995
                                                                      --------         --------      ----------
Operating Revenues, Unaffiliated Customers
  Natural gas distribution                                             $ 71,494        $ 70,452       $ 58,866
  Natural gas storage                                                     1,176             926            245
                                                                       --------        --------       --------
    Total                                                              $ 72,670        $ 71,378       $ 59,111
                                                                       --------        --------       --------

Intersegment Revenues
  Natural gas distribution                                             $      3        $     25       $    760
  Natural gas storage                                                     4,146           4,141          4,111
                                                                       --------        --------       --------
    Total, eliminated in consolidation                                 $  4,149        $  4,166       $  4,871
                                                                       --------        --------       --------
Operating Expenses, Excluding Income Taxes
  Natural gas distribution                                             $ 56,985        $ 54,761       $ 50,252
  Natural gas storage                                                     1,856           2,318          2,136
  Eliminated in consolidation                                            (4,149)         (4,166)        (4,871)
                                                                       --------        --------       --------
    Total                                                              $ 54,692        $ 52,913       $ 47,517
                                                                       --------        --------       --------
Operating Income Before Income Taxes
  Natural gas distribution                                             $ 14,511        $ 15,716       $  9,374
  Natural gas storage                                                     3,467           2,749          2,220
                                                                       --------        --------       --------
    Total                                                              $ 17,978        $ 18,465       $ 11,594
                                                                       --------        --------       --------

Depreciation and Amortization
  Natural gas distribution                                             $  5,102        $  4,682       $  4,374
  Natural gas storage                                                       967             937            887
                                                                       --------        --------       --------
    Total                                                              $  6,069        $  5,619       $  5,261
                                                                       --------        --------       --------
Capital Expenditures
  Natural gas distribution                                             $ 11,401        $  7,856       $  6,060
  Natural gas storage                                                       831           2,284          4,978
                                                                       --------        --------       --------
    Total                                                              $ 12,232        $ 10,140       $ 11,038
                                                                       --------        --------       --------
Identifiable Assets, at September 30,
  Natural gas distribution                                             $122,656        $113,479       $100,590
  Natural gas storage                                                    39,211          37,300         35,977
                                                                       --------        --------       --------
    Total                                                              $161,867        $150,779       $136,567
                                                                       --------        --------       --------

13.      CHANGE IN CORPORATE STRUCTURE

The Company has announced its plan to form a holding company, EnergySouth, Inc. The change in corporate structure requires, among other things, the approval of the Company's shareholders and is expected to be voted upon at the at the Annual Meeting of Shareholders to be held January 30, 1998. If the change in corporate structure is approved, Mobile Gas, along with its existing subsidiaries, would become subsidiaries of the new holding company and the shareholders of Mobile Gas would receive three shares of EnergySouth, Inc. for each two shares of Mobile Gas.

                                                                    SCHEDULE II

                MOBILE GAS SERVICE CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
                                 (in thousands)

     COLUMN A       COLUMN B       COLUMN C           COLUMN D              COLUMN E
     --------       --------       --------           --------               --------

                                   ADDITIONS
                                ---------------

                                    CHARGED        CHARGED
                    BALANCE AT     TO COSTS       TO OTHER                       BALANCE
                    BEGINNING        AND          ACCOUNTS       DEDUCTIONS       AT END
     DESCRIPTION     OF YEAR       EXPENSES        AMOUNT          AMOUNT        OF YEAR
     -----------    ----------     --------      ---------       ----------      --------
Reserves deducted
from assets to
which they apply -
Allowance for
doubtful accounts:

September 30, 1997     $349         $821                          $634(1)        $536
September 30, 1996     $266         $441                          $358(1)        $349
September 30, 1995     $215         $293                          $242(1)        $266



NOTES:

     (1) Amounts written off - net of recoveries.

                                  EXHIBIT INDEX

Exhibit No.       Description

  3(a)-1 Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i)-C to Form 8-K Current Report dated January 26, 1996)

  3(a)-2 Articles of Amendment dated January 31, 1997 to Restated Articles of Incorporation of Mobile Gas Service Corporation (incorporated by reference to Exhibit 3(i)-D to Form 8-K Current Report dated January 31, 1997)

  3(b) By-laws, adopted January 27, 1995 (incorporated by reference to Exhibit 3(b) to Form 8-K Current Report dated January 27,
                  1995)

  3(b)-1          By-laws, adopted January 26, 1996, as amended December 5,
                  1997(1)

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

 4(a)-14            10/1/88            Form 10-K for fiscal year ended                4(a)-14
                                       September 30, 1989

 4(a)-15             7/1/92            Form 10-K for fiscal year                      4(a)-15
                                       ended September 30, 1992

 4(a)-16             7/1/93            Form 10-K for fiscal year                      4(a)-16
                                       ended September 30, 1993

 4(a)-17            12/3/93            Form 10-K for fiscal year                      4(a)-17
                                       ended September 30, 1993

 4(a)-18            11/1/96            Form 10-K for fiscal year                      4(a)-18
                                       ended September 30, 1997(1)

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

  10(d)-2 Settlement Agreement with Koch Gateway Pipeline Company dated September 21, 1993 (incorporated by reference to Exhibit 10(d)-2 to Form 10-K for fiscal year ended September 30, 1993)

  10(d)-3 No Notice Service Agreements between Koch Gateway Pipeline Company and Mobile Gas Service Corporation dated November 1, 1993 (incorporated by reference to Form S-1, Registration Statement No. 33-82498)

  10(d)-4 Gas Supply Agreement between Mobile Gas Service Corporation and Koch Gas Services Company made as of the 1st day of April, 1994 (incorporated by reference to Form S-1, Registration Statement No. 33-82498)

  10(e)-3 Gas Sale and Purchase Contract between Coral Energy Resources, L.P. as Seller and Mobile Gas Service Corporation as Buyer dated as of January 1, 1997(1)(3)

  10(e)-4 Gas Supply Agreement between Midcon Gas Services Corp. and Mobile Gas Service Corporation dated as of April 1, 1997(1)(3)

  10(f)-1 Agreement for Sale and Purchase of Gas - Mobile Plant dated August 10, 1995 between Mobil Natural Gas Inc. and Mobile Gas(3) Service (incorporated by reference to Exhibit 10(f) to Form 10-K for fiscal year ended September 30, 1995)(3)

  10(f)-2 Letter dated June 26, 1996 with consent dated July 31, 1996 to assignment of Agreement for Sale and Purchase of Gas - Mobile Plant to PanEnergy Trading and Market Services, L.L.C. (incorporated by reference to Exhibit 10(f)-2 to Form 10-K for fiscal year ended September 30, 1996)

  10(g) Deferred Compensation Agreement with John S. Davis dated January 26, 1996 (incorporated by reference to Exhibit 10(g) to Form 8-K Current Report dated February 7, 1996)

  10(i)           Mobile Gas Service Corporation/Bay Gas Storage Company, Ltd.
                  Gas Storage Agreement dated February 26, 1992 (incorporated by reference to Exhibit 10(i) to Form 10-K for fiscal year ended September 30, 1992)

  10(j) Directors/Officers Indemnification Agreement (incorporated by reference to Exhibit 10(j) to Form 10-K for fiscal year ended September 30, 1992)

  10(k)-1 Amended and Restated Supplemental Deferred Compensation Agreement with Walter L. Hovell, dated December 11, 1992 (incorporated by reference to Exhibit 10(k) to Form 10-K for fiscal year ended September 30, 1992)(2)

  10(k)-2 Amendment to Amended and Restated Supplemental Deferred Compensation Agreement dated January 27, 1995 between the Company and Walter L. Hovell (incorporated by reference to
                  Exhibit 10(k)-2 to Form 8-K Current Report dated January 27,
                  1995)(2)

  10(l)-1 Bay Gas Agreement by and among Mobile Gas Service Corporation, MGS Storage Services, Inc., MGS Energy Services, Inc. and Olin Corporation, dated December 5, 1991 (incorporated by reference to Exhibit 10(l) to Form 10-K for fiscal year ended September 30, 1992)

  10(m)-1 Limited Partnership Agreement between MGS Storage Services, Inc., as General Partner, and MGS Energy Services, Inc., as Limited Partner (forming Bay Gas Storage Company, Ltd.), dated December 5, 1991 (incorporated by reference to Exhibit 10(m) to Form 10-K for fiscal year ended September 30, 1992)

  10(m)-2 First Amendment to Limited Partnership Agreement dated as of April 6, 1992 and Second Amendment to Limited Partnership Agreement dated as of September 12, 1994 (incorporated by reference to Exhibit 10(m)-2 to Form 10-K for fiscal year ended September 30, 1994)

  10(n) Cavity Development and Storage Agreement between Olin Corporation and Bay Gas Storage Company, Ltd., dated January 14, 1992 (incorporated by reference to Exhibit 10(n) to Form 10-K for fiscal year ended September 30, 1992)

  10(o)-1 Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation dated as of May 15, 1995 (incorporated by reference to Exhibit 10(o) to Form 10-K for fiscal year ended September 30, 1995)(3)

  10(o)-2 Amendment dated August 23, 1996 to Transportation Agreement between Mobile Gas Service Corporation and Tuscaloosa Steel Corporation(3)

  10(p) Note Guaranty Agreement between Mobile Gas Service Corporation and AmSouth Bank of Alabama, Trustee, dated as of January 1, 1992, relating to Indenture of Southern Gas Transmission Company (incorporated by reference to Exhibit 10(p) to Form 10-K for fiscal year ended September 30, 1992)

  10(q) Guaranty Agreement by Mobile Gas Service Corporation, dated as of October 1, 1992, relating to Indenture of Bay Gas Storage Company, Ltd. (incorporated by reference to Exhibit 10(q) to Form 10-K for fiscal year ended September 30, 1992)

  10(r) Mobile Gas Service Corporation 1992 Stock Option Plan (incorporated by reference to Exhibit A to definitive proxy statement dated December 21, 1992)(2)

  10(s) Mobile Gas Service Corporation Incentive Compensation Plan (incorporated by reference to Exhibit B to definitive proxy statement dated December 21, 1992)(2)

  10(t) Agreement for Purchase and Sale of Assets by and between The Utilities Board of the Town of Citronelle and Mobile Gas Service Corporation dated January 28, 1993 (incorporated by reference to Exhibit 10(t) to Form 10-K for fiscal year ended September 30, 1993)

  10(u)-1 Revolving Credit Agreement dated July 17, 1995 by and among Mobile Gas Service Corporation as Borrower, AmSouth Bank of Alabama as Agent, and AmSouth Bank of Alabama, First Alabama Bank, Whitney Bank of Alabama, Bank of Mobile, SouthTrust Bank of Alabama, N.A., and Commonwealth National Bank as Lenders (incorporated by reference to Exhibit 10(u) to Form 10-K for fiscal year ended September 30, 1995)

  10(u)-2 Amendment dated July 15, 1996 to Revolving Credit Agreement by and among Mobile Gas Service Corporation as Borrower, AmSouth Bank of Alabama as Agent, and AmSouth Bank of Alabama, First Alabama Bank, Whitney Bank of Alabama, Bank of Mobile, SouthTrust Bank of Alabama, N.A., and Commonwealth National Bank as Lenders (incorporated by reference to Exhibit 10(u)-2 to Form 10-K for fiscal year ended September 30, 1996)

  10(u)-3 Amendment dated July 15, 1997 to Revolving Credit Agreement by and among Mobile Gas Service Corporation as Borrower, AmSouth Bank of Alabama as Agent, and AmSouth Bank of Alabama, First Alabama Bank, Whitney Bank of Alabama, Bank of Mobile, SouthTrust Bank of Alabama, N.A., and Commonwealth National Bank as Lenders(1)

  10(x) Letter dated October 7, 1994 from Mobile Gas Service Corporation to John S. Davis confirming terms of employment (incorporated by reference to Exhibit A to Form 8-K current report filed November 2, 1994)(2)

  10(y) Consulting Agreement dated January 27, 1995 between the Company and Walter L. Hovell (incorporated by reference to
                  Exhibit 10(y) to Form 8-K Current Report dated January 27,
                  1995)(2)

  10(z) Mobile Gas Service Corporation Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 10(z) to Form 8-K Current Report dated January 27, 1995)(2)

  10(aa) Mobile Gas Service Corporation Transportation Agreement between the Company and Methanol One of Alabama, L.L.C. dated September 26, 1997(1)(3)

  11              Statement Re Computation of Per Share Earnings(1)

  21 Subsidiaries of Registrant and Partnerships in which Registrant Owns an Interest(1)

  23              Consent of Deloitte & Touche LLP(1)

  27              Financial Data Schedule(1)

(1)   Filed herewith

(2)   Management contract or compensatory plan or arrangement

(3) Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment made in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.